Form 10-K/A
period 1995-12-31
ASCENT ENTERTAINMENT GROUP INC
filed 1996-05-13
CIK 1002666

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 1
                                       ON
                                  FORM 10-K/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  COMMISSION FILE NUMBER:
    DECEMBER 31, 1995               0-27192

                            ------------------------

                        ASCENT ENTERTAINMENT GROUP, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                    52-1930707
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)    Identification No.)

                                ONE TABOR CENTER
                      1200 SEVENTEENTH STREET, SUITE 1000
                             DENVER, COLORADO 80202
             (Address and Zip Code of principal executive offices)

       Registrant's telephone number, including area code: (303) 572-0381

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                         REGISTERED
- ------------------------------------  ---------------------------------------

    Common Stock, par value $.01              NASDAQ National Market

       Securities registered pursuant to Section 12(g) of the Act: None.

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X_

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of voting stock held by non-affiliates of the Registrant was $85.3 million based on a price of $14 7/8 per share, which was the average of the bid and asked prices of such stock on March 1, 1996, as reported on the NASDAQ National Market reporting system.

    29,752,000 shares of Common Stock were outstanding on March 25, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

                  NOMINEES FOR ELECTION AS CLASS III DIRECTORS

    ROBERT M. KAVNER, 52, is a principal in Kavner & Associates, a consulting firm for media and communications companies. From June 1994 through September 1995, Mr. Kavner was an Executive Vice President of Creative Artists Agency, Inc. Prior to joining Creative Artists Agency, Mr. Kavner was Executive Vice
President  of  AT&T  Corp.  ("AT&T")  and  Chief  Executive  Officer  of  AT&T's
Multimedia Products and Services Group. He was also a member of AT&T's Management Executive Committee. From 1992 to 1994, Mr. Kavner was Group Executive for Communications Products Group of AT&T. From 1988 to 1991, Mr. Kavner was President of AT&T's Data Systems Group. Mr. Kavner is also a director of The Fleet Financial Corp.

    C. J. SILAS, 63, is a director of various business organizations. He was Chairman and Chief Executive Officer of Phillips Petroleum Company, an integrated petroleum and chemical company, from May 1985 to April 1994. He also is a director of COMSAT Corporation, The Reader's Digest Association, Inc. and Halliburton Company.

                               CLASS I DIRECTORS
                  TERM CONTINUES UNTIL THE 1998 ANNUAL MEETING

    EDWIN I. COLODNY, 69, has been counsel to the Washington, D.C., law firm of Paul, Hastings, Janofsky and Walker since September 1991. He was Chairman of USAir Group, Inc. and of its subsidiary, USAir, Inc., a commercial airline company, from 1978 until July 1992 and remains a director of both corporations. He was Chief Executive Officer of USAir Group from 1983 to June 1991 and of its subsidiary from 1975 to June 1991. He also is a director of COMSAT Corporation, Lockheed Martin Corporation and Esterline Technologies Corporation and a member of the Board of Trustees of the University of Rochester.

    BRUCE L. CROCKETT, 52, has been President and Chief Executive Officer and a director of COMSAT since February 1992. He was President and Chief Operating Officer of COMSAT from April 1991 to February 1992. He has been an employee of COMSAT since 1980 and has held various operational and financial positions. He also is a director of ACE Limited and Augat, Inc. and a director or trustee of funds of the AIM Management Group, Inc. He also is a member of the Board of Trustees of the University of Rochester.

    CHARLES LYONS, 41, has been President, Chief Executive Officer and a director of Ascent Entertainment Group, Inc. since October 1995, and prior to that he was President and a director of Ascent's predecessors since February 1992. He was Vice President and General Manager, COMSAT Video Enterprises, now Ascent Network Services, Inc., from October 1990 to January 1992. Prior to joining COMSAT, Mr. Lyons was with Marriott Corporation from 1982 to October 1990 in various executive positions.

                               CLASS II DIRECTORS
                  TERM CONTINUES UNTIL THE 1997 ANNUAL MEETING

    CHARLES M. NEINAS, 64, has been Executive Director of the College Football Association since April 1, 1980 and prior to that time was commissioner of the Big Eight Conference. He also serves as consultant to intercollegiate conferences and other athletic associations, primarily in the area of television programming and negotiations and organization. Mr. Neinas was chairman of the Olympic Basketball Committee from 1976 to 1980, served on the United States Olympic Committee Board of Directors from 1963 to 1972 and was a member of the Board of Directors of the National Association of Collegiate Directors of Athletics from 1990 to 1993.

    ROBERT G. SCHWARTZ, 68, is a director or trustee of various business organizations. He was Chairman of the Board, President and Chief Executive Officer of Metropolitan Life Insurance Co. (MetLife) from September 1989 to March 1993 and remains a director of MetLife. He was Chairman of the Board of MetLife from February 1983 to September 1989. He also is a trustee of Consolidated Edison Company of New York, Inc. and a director of COMSAT Corporation, Lone Star Industries, Inc., Lowe's Companies, Inc., Mobil Oil Corporation, Potlatch Corporation, The Reader's Digest Association, Inc. and CS First Boston, Inc.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages at March 15, 1996 and titles of the executive officers of the Company, and biographical information with respect to such officers.

Charles Lyons         41      President and Chief Executive Officer

Robert Snyder         59      President and Chief Executive Officer, On Command Video
                              Corporation

Arthur M. Aaron       38      Vice President, Business and Legal Affairs and Secretary

Wesley D. Minami      39      Vice President, Chief Financial Officer and Treasurer

Steven E. Story       51      Vice President and General Manager, Live Entertainment

    Mr. Lyons has been President and a director of the Company since February 1992. He was Vice President and General Manager of the Company from October 1990 to January 1992. Prior to joining COMSAT, Mr. Lyons was with Marriott Corporation from 1982 to October 1990 in various executive positions.

    Mr. Snyder has been President of OCV since 1987 and Chief Executive Officer of OCV since July 1995.

    Mr. Aaron has been Vice President, Business and Legal Affairs of the Company since April 1995. Prior thereto, he was a General Attorney in the Office of the General Counsel of COMSAT since July 1993. From October 1987 to July 1993, Mr. Aaron was an attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom in Boston, Massachusetts.

    Mr. Minami has been Vice President and Chief Financial Officer and Treasurer of the Company since October 1995. Prior thereto, he was Vice President, Business Development of the Company since April 1995 and Treasurer of COMSAT from May 1993 to November 1995. Prior to joining COMSAT, Mr. Minami was with Oxford Realty Services Corp., a privately held investment/property management company, serving as Senior Vice President, Finance and Administration and Chief Financial Officer from December 1989 to April 1993.

    Mr. Story has been Vice President and General Manager, Live Entertainment of the Company since October 1995. From April 1993 to September 1995, Mr. Story served as the Company's Vice President, Finance and Administration. Prior thereto, Mr. Story was self-employed as a financial, real estate and business consultant from February 1988 to March 1993.

ITEM 11.  EXECUTIVE COMPENSATION.

                             COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee, which is composed of independent outside directors, two of whom are also directors of COMSAT, is responsible for establishing and administering the Company's executive compensation philosophy. Set forth below is the Committee's report on the 1995 compensation of the executive officers of the Company, including Mr. Lyons, the Chief Executive Officer, and the other four most highly compensated executive officers of the Company (the Named Executive Officers).

ANNUAL COMPENSATION

    Each of the Named Executive Officer's annual compensation for 1995 was based on COMSAT's executive compensation philosophy which emphasizes risk based performance incentives as a key component of both annual and long term compensation. Early in 1995, COMSAT's Committee on Compensation and Management Development (the "COMSAT Compensation Committee") approved a compensation package for Mr. Lyons which covered his compensation arrangement as President of COMSAT's wholly-owned entertainment subsidiary, COMSAT Entertainment Group ("CEG"). However, when it became apparent that the initial public offering of Ascent's Common Stock on December 18, 1995 (the "Offering") would occur, an employment agreement was deemed appropriate (which is described under the caption "Executive Compensation -- Employment Agreements") which changed Mr. Lyons' compensation package. During 1995, Mr. Lyons' annual base salary rate as President of CEG was $350,000 and his annual base salary rate subsequent to the Offering as President and CEO of Ascent, pursuant to his employment agreement, is $500,000. An outside consultant specializing in the entertainment and media industry provided the Committee with an analysis of competitive compensation levels for Mr. Lyons in both capacities; as President of CEG, a wholly-owned subsidiary of COMSAT and as President and CEO of Ascent, a publicly traded company after the Offering. The Committee and the Ascent Board of Directors used this information as the basis for determining Mr. Lyons compensation under his new employment agreement.

    The other Named Executive Officers annual base salary rates were consistent with competitive salary ranges developed by COMSAT for its positions. These salary ranges are based on market data for companies of comparable revenue in the telecommunications and entertainment industries.

    The bonus opportunities for the Named Executive Officers for 1995 were based on target award percentages of base salary for each position determined by the Committee. Mr. Lyons bonus was based on three factors: the achievement of one or more financial measures as compared to planned performance for COMSAT, the achievement of one or more financial measures as compared to planned performance for CEG, and Mr. Lyons individual performance. Under Mr. Lyons' leadership in 1995, Ascent successfully completed the initial public offering of almost 20% of Ascent's Common Stock for approximately $85 million; completed the transition to On Command Video Corporation's on-demand video services from the scheduled satellite delivered video previously provided by the Company's Satellite Cinema division; and acquired a National Hockey League franchise from the Quebec Nordiques and relocated the franchise to Denver, Colorado where it is currently playing as the Colorado Avalanche and provides a complementary asset to the Company's Denver Nuggets National Basketball Association franchise. The Committee considered these significant strategic accomplishments, as well as COMSAT and CEG's financial performance in 1995 which fell short of the objectives set for the year, and recommended a bonus award of $150,000 for Mr. Lyons for 1995. The Board approved the Committee's recommendation.

    Bonuses for Mr. Aaron, Mr. Minami and Mr. Story were based on the achievement of one or more financial measures as compared to planned performance for CEG, as well as Mr. Lyons' evaluation of each individual executive officer's achievement of his performance objectives for the year. The Committee reviewed and approved Mr. Lyons' bonus recommendations for each of the Named Executive Officers. Mr. Snyder's bonus was approved by the OCV Board of Directors based on the achievement of several financial measures as compared to planned performance for OCV, as well as Mr. Lyons' evaluation of his individual performance.

LONG TERM COMPENSATION

    Each of the Named Executive Officers received long term stock awards from COMSAT Corporation in January 1995. COMSAT's long term compensation strategy includes a blend of stock compensation. For 1995, awards by the COMSAT Compensation Committee consisted of non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs) and phantom stock units
(PSUs). The amount and type of award that each Named Executive Officer was eligible to receive was based on guidelines developed by an independent consulting firm which benchmarked competitive long term compensation for comparable positions in telecommunications and entertainment companies similar in revenue with COMSAT. Mr. Crockett, as President and CEO of COMSAT, recommended long term awards for Mr. Lyons based on these guidelines, as well as his evaluation of Mr. Lyons performance for 1994. The COMSAT Compensation Committee accepted his recommendations. Long term awards for the other Named Executive Officers were made by the COMSAT senior executives to whom the individuals reported in 1994 based on the guidelines for the position each individual held at that time and each individual's performance. These recommendations were reviewed by Mr. Crockett and approved by the COMSAT Compensation Committee.

    Based on the foregoing, in January 1995, Mr. Lyons was awarded 55,000 non-qualified stock options to purchase COMSAT Common Stock granted at fair market value. Stock option awards for the other Named Executive Officers ranged from 1,500 options to 25,000 options. RSAs are restricted shares of COMSAT stock which are granted to executive officers and selected key employees as a retention device based on a vesting schedule established by the COMSAT Compensation Committee for each grant. The vesting of RSAs is subject to both a length of service requirement and the achievement of objective performance-based criteria which have been approved by the COMSAT Compensation Committee. The percent of the award earned is based on the level of achievement of the performance objectives over the performance period established by the COMSAT Compensation Committee. The RSAs earned then become subject to vesting over an additional 1, 2 and 3 years at the rate of 20%, 40%, and 40% respectively. In January 1995, Mr. Lyons received 7,500 RSAs, Mr. Story received 5,000 RSAs and Mr. Minami received 1,000 RSAs. The performance-based criteria applicable to RSAs are intended to ensure the Federal tax deductibility under Section 162(m) of the Internal Revenue Code of compensation paid to COMSAT's executive officers pursuant to RSAs.

    RSUs are equivalent in value to shares of COMSAT stock and are granted to selected key employees as a retention device based on a vesting schedule established by the COMSAT Compensation Committee. RSUs granted in 1995 vest after 3 years and are payable 60% in COMSAT stock and 40% in cash in an amount equal to the aggregate fair market value of COMSAT stock on the date of vesting. In January 1995, Mr. Aaron received 1,000 RSUs.

    PSUs are equivalent in value to shares of COMSAT stock and vest at the end of a period of years determined by the Committee. In January 1995, the COMSAT Compensation Committee awarded Mr. Lyons 1,590 PSUs in lieu of $25,000 of the cash bonus that otherwise would have been paid to him for 1994 under the Annual Incentive Plan. These PSUs vest after 3 years. In keeping with COMSAT's executive compensation philosophy, the PSUs serve as a retention device and also put more of Mr. Lyons total compensation at risk since the amount ultimately realized is dependent on COMSAT's stock price at the end of the 3-year vesting period.

    Mr. Lyons was also awarded additional compensation to position his total compensation package competitively with the compensation of comparable positions in entertainment and media companies. Mr. Lyons received 10,000 PSUs in February 1995 which have the same valuation and vesting features discussed above. Mr. Lyons was also awarded $249,576 by COMSAT for his services to CEG in 1995 prior to entering into his employment agreement with CEG. This amount was based on CEG's financial performance for 1995 and has been credited to a deferred compensation account that will earn interest annually and be paid to Mr. Lyons at the end of five years if he remains employed for the full five year term.

    Mr. Lyons and each of the other Named Executive Officers were awarded non-qualified Ascent stock options immediately prior to the consummation of the Offering at an exercise price equal to the initial public offering price. The Committee wanted to establish an immediate and significant link between senior management's compensation and the interests of Ascent's stockholders. The size of the stock awards and the vesting schedule are based on the practices of other companies engaging in initial public offerings. Mr. Lyons was awarded 297,500 options, equal to 1% of the Ascent Common Stock outstanding immediately following the Offering. Mr. Aaron, Mr. Minami and Mr. Snyder were awarded 100,000 options and Mr. Story was awarded 50,000 options. The options vest 10% after one year, an additional 15% after two years and an additional 25% each year thereafter until fully vested, provided that so long as COMSAT owns at least 80% of the Common Stock, the option will not be exercisable until the third anniversary of the grant. The options will expire 10 years after grant.

COMPENSATION COMMITTEE
Edwin I. Colodny, Chairman
Robert M. Kavner
Charles M. Neinas
C. J. Silas

                             EXECUTIVE COMPENSATION

    The following table shows the compensation received by the Chief Executive Officer and the other four most highly compensated executive officers of the Company (the Named Executive Officers) for the three fiscal years ended December 31, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                ANNUAL COMPENSATION           -------------------------
                                       -------------------------------------  RESTRICTED    SECURITIES
                                                              OTHER ANNUAL       STOCK      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL                      SALARY      BONUS     COMPENSATION     AWARD(S)      OPTIONS     COMPENSATION
POSITION                      YEAR        ($)        ($)         ($)(2)         ($)(3)        (#)(3)        ($)(4)
- --------------------------  ---------  ---------  ---------  ---------------  -----------  ------------  -------------
Charles Lyons,                   1995  $ 328,461  $ 150,000     $   1,886      $ 382,113      297,500*     $ 303,275
 President and Chief                                                                           55,000**
 Executive Officer               1994    210,000    190,000           992        562,788       80,000**       38,803
                                 1993    200,000    180,000         4,340        552,079       80,000**       32,136
Arthur M. Aaron (1)              1995    122,400     30,000         2,690         19,688      100,000*        20,084
 Vice President, Business                                                                       1,500**
 and Legal Affairs               1994     83,882     15,000           -0-         27,500          700**       11,699
                                 1993     38,308      7,500           -0-         13,125          -0-          5,639
Wesley D. Minami (1)             1995    150,000     30,000           -0-         19,688      100,000*        30,574
 Vice President, Chief                                                                          6,000**
 Financial Officer and           1994    150,000     37,300           -0-         89,550        5,000**       12,714
 Treasurer                       1993    100,962     20,000           -0-         45,094        6,000**       15,597
Robert Snyder                    1995    285,779    150,000           -0-            -0-      100,000*         4,620
 President and Chief                                                                            5,000**
 Executive Officer, OCV          1994    199,273    100,000           -0-        137,500       10,000**        4,620
                                 1993    168,840     50,000           -0-        508,126          -0-            -0-
Steven E. Story (1)              1995    132,001     30,000           -0-         98,438       50,000*         8,134
 Vice President and                                                                            25,000**
 General Manager, Live           1994    120,923     47,500           -0-        143,413        5,000**        6,077
 Entertainment                   1993     87,231     20,000         2,969            -0-        5,000**       17,573

- ------------------------------
(1) Mr. Aaron became a COMSAT employee in July 1993, Mr. Minami became an executive officer of COMSAT in May 1993, and Mr. Story became an officer of Ascent in April 1993. Their respective compensation for 1993 reflects amounts paid after those respective dates.

(2) Other Annual Compensation shown for 1993, 1994 and 1995 does not include perquisites and other personal benefits because the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10 percent of individual combined salary and bonus for the Named Executive Officer in each year. Other Annual Compensation for Mr. Aaron in 1995 and for Mr. Story in 1993 consists of amounts reimbursed for the payment of taxes on moving expense reimbursements.

(3) Restricted stock awards include COMSAT restricted stock awards (RSAs), COMSAT restricted stock units (RSUs) and COMSAT phantom stock units (PSUs). Dividends are paid on RSAs granted in 1993 and 1995. For performance-based RSAs granted in 1994, dividend equivalents are paid with respect to the performance period, and dividends will be paid during the subsequent vesting period on shares earned under the applicable performance measures. Half of the RSAs granted to Named Executive Officers in 1994 will be forfeited in 1996 based on the non-satisfaction of certain required performance measures during 1994 and 1995. Dividend equivalents are paid on RSUs and PSUs. The number and value of the aggregate restricted stock holdings of each of the Named Executive Officers as of December 31, 1995, are as follows:

                                                                                 VALUE AS
                                                                 NUMBER OF          OF
                                                              RSAS/RSUS/PSUS     12/31/95
                                                             -----------------  ----------
Mr. Lyons..................................................         76,285      $1,454,183
Mr. Aaron..................................................          2,400          45,750
Mr. Minami.................................................          5,845         111,420
Mr. Snyder.................................................         25,000         476,563
Mr. Story..................................................         10,215         194,723

    All options marked with a single asterisk (*) are options to purchase Ascent Common Stock, and options marked with a double asterisk (**) are options to purchase COMSAT Common Stock.

(4) All Other Compensation for 1995 includes the following elements: (i) unused credits under the Company's cafeteria plan that were paid in cash to the Named Executive Officers; (ii) time off buy-back under the Company's cafeteria plan that was paid in cash to the Named Executive Officers; (iii) supplemental bonuses; (iv) contributions by the Company to COMSAT's 401(k) Plan on behalf of the Named Executive Officers; (v) above-market interest accrued for the Named Executive Officers under COMSAT's Deferred Compensation Plan; and (vi) life insurance premiums for the Named Executive Officers. The life insurance premiums shown for the Named Executive Officers represent split dollar premiums which include (i) the value of the premiums paid by the Company with respect to the term life insurance portion of the policy for each Named Executive Officer, determined under the P.S. 58 table published by the Internal Revenue Service, and (ii) the value of the benefit to each Named Executive Officer of the remainder of the premiums paid by the Company, determined by calculating the present value of the cumulative interest payments that would be made based on the assumption that the premiums were loaned to each Named Executive Officer at an interest rate of 7.5% until the Named Executive Officer reaches the normal retirement age of 65, at which time the policy splits and the premiums are refunded to the Company. All Other Compensation for Mr. Lyons also includes $249,576 of additional compensation awarded to him by COMSAT in connection with his services during 1995 as President of CEG prior to commencement of his employment agreement with Ascent in December 1995, which is described under the caption "Executive Compensation -- Employment Agreements." This amount, which was determined on the basis of CEG's financial performance for 1995, has been credited to a deferred compensation account that will earn interest annually and be paid to Mr. Lyons at the end of his employment agreement if he remains employed for the full five-year term. All Other Compensation for Mr. Aaron and Mr. Story includes $64 and $478, respectively, in dividend matching payments, and for Mr. Aaron also includes $3,617 for moving expenses.

                                                                                 ABOVE-       LIFE
                          UNUSED     TIME OFF    SUPPLEMENTAL    401(K) PLAN     MARKET     INSURANCE
                          CREDITS    BUY-BACK      BONUSES      CONTRIBUTIONS   INTEREST    PREMIUMS
                         ---------  -----------  ------------  ---------------  ---------  -----------
Mr. Lyons..............  $  12,341   $   7,030    $  249,576      $   5,700     $  13,058   $  15,570
Mr. Aaron..............          0       1,800        10,000          4,604             0           0
Mr. Minami.............      1,645       2,850        20,000          5,199           960           0
Mr. Snyder.............          0           0             0              0             0           0
Mr. Story..............          0       2,640             0          5,016             0           0

OPTION GRANTS

    The following table sets forth information on options granted to the Named Executive Officers in 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                             INDIVIDUAL GRANTS
                                                     -----------------------------------------------------------------
                                                      NUMBER OF
                                                     SECURITIES    % OF TOTAL
                                                     UNDERLYING     OPTIONS
                                                       OPTIONS      GRANTED      EXERCISE                 GRANT DATE
                                                       GRANTED      TO EMPL        PRICE     EXPIRATION     PRESENT
NAME                                                   (#)(1)      IN FY (2)      ($/SH)        DATE       VALUE (3)
- ---------------------------------------------------  -----------  ------------  -----------  ----------  -------------
ASCENT COMMON STOCK
Charles Lyons......................................     297,500        32.23%   $   15.0000    12/18/05  $   2,115,225
Arthur M. Aaron....................................     100,000        10.83        15.0000    12/18/05        711,000
Wesley D. Minami...................................     100,000        10.83        15.0000    12/18/05        711,000
Robert Snyder......................................     100,000        10.83        15.0000    12/18/05        711,000
Steven E. Story....................................      50,000         5.42        15.0000    12/18/05        355,500
COMSAT COMMON STOCK
Charles Lyons......................................      55,000         6.27%   $   19.3125    01/20/05  $     293,700
Arthur M. Aaron....................................       1,500         0.17        19.3125    01/20/05          8,010
Wesley D. Minami...................................       6,000         0.68        19.3125    01/20/05         32,040
Robert Snyder......................................       5,000         0.57        19.3125    01/20/05         26,700
Steven E. Story....................................      25,000         2.85        19.3125    01/20/05        133,500

- ------------------------
(1) The Ascent option grants were made effective December 18, 1995 and vest as follows: 10% on December 18, 1996; 15% on December 18, 1997; 25% on December 18, 1998; another 25% on December 18, 1999; and the remaining 25% on December 18, 2000; provided that these options will not vest to any extent prior to December 18, 1998, if COMSAT continues to own at least 80% of Ascent. The COMSAT options shown were granted on January 20, 1995, to acquire COMSAT's Common Stock and vest as follows: 25% on January 20, 1996; another 25% on January 20, 1997; and the remaining 50% on January 20, 1998.

(2) The total number of Ascent options granted to Ascent employees in 1995 was 923,000; the total number of COMSAT options granted to key employees in 1995 was 877,650.

(3) Ascent and COMSAT used the Black-Scholes option pricing model to determine grant date present values using the following assumptions: a dividend yield of 0.0% for Ascent and 3.38% for COMSAT; stock price volatility of 0.28; a 10-year option term; a risk-free rate of return of 5.71% for Ascent and 5.84% for COMSAT; a retention discount of 3.0%; and the vesting schedule described in footnote 1 above for Ascent and COMSAT. The use of this model is in accordance with SEC rules; however, the actual value of an option realized will be measured by the difference between the stock price and the exercise price on the date the option is exercised.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

    The following table sets forth information on (1) options exercised by the Named Executive Officers in 1995, and (2) the number and value of their unexercised options as of December 31, 1995.

        AGGREGATED OPTION EXERCISES IN 1995, AND 12/31/95 OPTION VALUES

                                                                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                            SHARES                        UNDERLYING UNEXERCISED           IN-THE-MONEY
                                          UNDERLYING                       OPTIONS AT 12/31/95         OPTIONS AT 12/31/95
                                            OPTIONS          VALUE      --------------------------  --------------------------
                                           EXERCISED       REALIZED     EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
NAME                                          (#)             ($)           (#)           (#)           ($)           ($)
- --------------------------------------  ---------------  -------------  -----------  -------------  -----------  -------------
ASCENT OPTIONS
Charles Lyons.........................           -0-             -0-           -0-        297,500          -0-    $    74,375
Arthur M. Aaron.......................           -0-             -0-           -0-        100,000          -0-         25,000
Wesley D. Minami......................           -0-             -0-           -0-        100,000          -0-         25,000
Robert Snyder*........................           -0-             -0-           -0-        100,000          -0-         25,000
Steven E. Story.......................           -0-             -0-           -0-         50,000          -0-         12,500
COMSAT OPTIONS
Charles Lyons.........................           -0-             -0-        64,000        155,000    $  52,375            -0-
Arthur M. Aaron.......................           -0-             -0-           175          2,025          -0-            -0-
Wesley D. Minami......................           -0-             -0-         4,250         12,750          -0-            -0-
Robert Snyder*........................           -0-             -0-         2,500         12,500          -0-            -0-
Steven E. Story.......................           -0-             -0-         3,750         31,250          -0-            -0-

- ------------------------
* Mr. Snyder also holds options to purchase 40,000 shares of the Common Stock of OCV, of which 14,000 were exercisable at December 31, 1995. The value of these options is not reported because OCV Common Stock is not publicly traded and the fair market value at December 31, 1995 is not readily determinable.

EMPLOYMENT AGREEMENTS

    Ascent and Mr. Lyons have entered into a five-year employment agreement that became effective upon completion of the Offering on December 18, 1995. Pursuant to the agreement, Mr. Lyons' base salary is $500,000 per year, subject to increases at the discretion of Ascent's Board of Directors. Mr. Lyons is also eligible for an annual bonus based on performance measures determined by Ascent's Compensation Committee with a target bonus equal to 70% of Mr. Lyons' base salary. Pursuant to the agreement, Mr. Lyons was granted an option to purchase 297,500 shares of Ascent's Common Stock, which represented 1% of Ascent's outstanding stock upon completion of the Offering, at the Offering price of $15 per share. The option vests 10% after one year, an additional 15% after two years and an additional 25% each year thereafter until fully vested. Until the third anniversary of the grant, Mr. Lyons (i) may not exercise the option so long as COMSAT owns at least 80% of Ascent's common stock and (ii) is not eligible for any further option grants. Pursuant to the agreement, Mr. Lyons' participation in COMSAT's executive compensation plans ceased and Mr. Lyons will participate in benefit plans offered to executives of Ascent. However, existing COMSAT stock and option awards granted to Mr. Lyons will continue to vest according to their respective vesting schedules.

    If Mr. Lyons' employment is terminated without "cause" (as defined in the agreement), or if Mr. Lyons elects to terminate his employment as a result of certain events defined in the agreement which have the effect of a constructive termination, Mr. Lyons will be entitled, for the remainder of the term of the agreement as if the agreement had not been terminated, to receive: (i) his then current base salary; (ii) an annual bonus equal to 70% of his then current base salary; and (iii) all other benefits provided for pursuant to the agreement; provided that if Mr. Lyons becomes employed during such period, any compensation from such employment will offset up to 50% of the amounts owed by Ascent pursuant to the agreement. In addition, Mr. Lyons' employment agreement provides that upon a "Change of Control Event", Mr. Lyons will be entitled to elect to terminate his employment with

Ascent and receive the same benefits described in the preceding sentence. A "Change of Control Event" is defined as an affirmative determination, either jointly by Mr. Lyons and the Board of Directors of Ascent or pursuant to an arbitration which Mr. Lyons has the right to invoke, that any "change of control" of Ascent (defined as an event as a result of which a person or entity other than COMSAT owns 50% or more of the voting stock of Ascent) or prospective change of control would be reasonably likely to have a materially detrimental effect on either the day-to-day circumstances of Mr. Lyons' employment or the compensation payable to Mr. Lyons under such agreement.

    The Company and Mr. Snyder have entered into an employment agreement that expires in 1999. Pursuant to the agreement, Mr. Snyder's salary for 1995 is set by the board of directors of OCV at $225,000, and Mr. Snyder is eligible for incentive bonus compensation to be established by mutual consent of Mr. Snyder and the board of directors of OCV. The agreement also provides that, upon termination of his employment with OCV, Mr. Snyder will provide exclusive consulting services to OCV for a period of seven years, for which OCV will pay Mr. Snyder $20,000 per year.

STOCK INCENTIVE PLANS

    1995 KEY EMPLOYEE STOCK PLAN

    Contemporaneous with the Offering, the Company adopted the 1995 Key Employee Stock Plan (the "Key Employee Plan"). The Key Employee Plan is intended to assist the Company in attracting and retaining management employees of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The Key Employee Plan permits the grant of non-qualified stock options and incentive stock options to purchase shares of Common Stock, stock appreciation rights (in connection with option grants and alone), awards of shares of restricted stock and other stock and stock-based awards covering up to 1,500,000 authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company.

    Unless sooner terminated by the Board of Directors, the Key Employee Plan expires ten years after consummation of the Offering. Such termination will not affect the validity of any option or other award outstanding under the Key Employee Plan on the date of termination.

    The Key Employee Plan is administered by the Compensation Committee and is intended to satisfy the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Subject to the terms and conditions of the Key Employee Plan, the Compensation Committee has the authority to select the persons to whom grants are to be made, to designate the number of shares of Common Stock to be covered by such grants, to determine the exercise price of options, to establish the period of exercisability of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the Key Employee Plan.

    Without limiting the Compensation Committee's authority to establish another exercise price, awards granted under the Key Employee Plan will generally be granted at an exercise price equal to the then fair market value per share of Common Stock. Grants under the Key Employee Plan may provide, in the Committee's discretion, for their expiration or acceleration upon a variety of corporate events as provided in the Key Employee Plan.

    The Key Employee Plan may be amended by the Compensation Committee, subject to stockholder approval if such approval is then required by applicable law or in order for the Key Employee Plan to continue to satisfy the requirements of Rule 16b-3 under the Exchange Act or Section 162(m) of the Code.

    The Company made grants of non-qualified stock options to purchase Common Stock ("Options") contemporaneously with the Offering at an exercise price of $15.00 per share, the offering price per share of Common Stock in the Offering. These grants are described above under "Executive Compensation -- Option Grants in Last Fiscal Year."

    The Key Employee Plan permits the payment of the Option exercise price to be made in cash or by delivery of shares of Common Stock valued at their fair market value on the date of exercise, or by a recourse promissory note payable to the Company, or by a combination of the foregoing.

    Options granted under the Key Employee Plan shall not be transferable otherwise than by will, by the laws of descent and distribution or pursuant to a qualified domestic relations order (as defined in the Code), and may be exercised during the optionee's lifetime only by the optionee or, in the event of the optionee's legal disability, by the optionee's legal representative.

    1995 NON-EMPLOYEE DIRECTORS STOCK PLAN

    Contemporaneous with the Offering, the Company adopted the 1995 Non-Employee Directors Stock Plan (the "Directors Plan"). The Directors Plan is intended to assist the Company in attracting and retaining directors of outstanding ability and to promote the identification of their interests with those of the stockholders of the Company. The Directors Plan provides for automatic grants of options, and stock awards covering up to 110,000 authorized but unissued or reacquired shares of Common Stock, subject to adjustment to reflect events such as stock dividends, stock splits, recapitalizations, mergers or reorganizations of or by the Company.

    Unless sooner terminated by the Board of Directors, the Directors Plan will expire ten years after the consummation of the Offering. Such termination will not affect the validity of any option or other award outstanding on the date of termination.

    The Directors Plan is administered by the Board of Directors of the Company and is intended to satisfy the requirements of Rule 16b-3 under the Exchange Act.

    Contemporaneous with the Offering, each director who was not an employee of the Company or COMSAT then serving or nominated to the Board of Directors was granted 400 shares of Common Stock and an option to purchase 4,000 shares of Common Stock at an exercise price of $15.00 per share, the initial public offering price in the Offering. As of the close of each subsequent annual stockholder's meeting at which directors are elected, each director then serving who is not an employee of the Company, its subsidiaries or, so long as COMSAT owns at least 50% of the Common Stock, COMSAT or COMSAT's subsidiaries, shall be granted 400 shares of Common Stock and an option to purchase 4,000 shares of Common Stock. The exercise price of the options shall be the fair market value of a share of Common Stock on the date of grant. See "Directors' Compensation" above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                      COMMON STOCK OWNERSHIP OF MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of the Company's Common Stock and of the Common Stock of COMSAT Corporation as of March 1, 1996, by all directors and nominees, by each of the executive officers named in the Summary Compensation Table on page 9, and by all directors and executive officers as a group. Under rules of the SEC, beneficial ownership includes any shares over which an individual has sole or shared voting power or investment power, and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right.

                                                                        ASCENT SHARES            COMSAT SHARES*
                                                                     AMOUNT AND NATURE OF     AMOUNT AND NATURE OF
NAME (1)                                                             BENEFICIAL OWNERSHIP   BENEFICIAL OWNERSHIP (2)
- -------------------------------------------------------------------  --------------------   ------------------------
Arthur M. Aaron....................................................                1,000                      1,254(3)
Edwin I. Colodny...................................................                1,400                     11,000
Bruce L. Crockett..................................................                1,000                    470,640(4)
Robert M. Kavner...................................................                7,400                         --
Charles Lyons......................................................                2,500                    196,931(5)
Wesley D. Minami...................................................                1,000                     13,516(6)
Charles M. Neinas..................................................                4,400                         --
Robert G. Schwartz.................................................                2,400                     22,000
C. J. Silas........................................................                4,400                      7,000
Robert Snyder......................................................                3,100                     26,250(7)
Steven E. Story....................................................                   --                     23,043(8)
All directors and executive officers as a group (11 persons).......               28,600                    771,634(9)

- ------------------------
 *  COMSAT Corporation is the controlling stockholder of the Company.

(1) Unless otherwise indicated, each person has sole voting and investment powers over the shares listed, and no director or executive officer beneficially owns more than 1.0% of the Common Stock of the Corporation or COMSAT Corporation.

(2) Each number in this column has been rounded down to the nearest whole share. Beneficial ownership of COMSAT Corporation Common Stock includes shares that may be acquired within 60 days after March 1, 1996, through the exercise of options as follows: Mr. Aaron, 625 shares; Mr. Colodny, 10,000 shares; Mr. Crockett, 343,900 shares; Mr. Lyons, 137,750 shares; Mr. Minami, 10,000 shares; Mr. Schwartz, 20,000 shares; Mr. Silas, 6,000 shares; Mr. Snyder, 6,250 shares; Mr. Story, 13,750 shares; and all directors and executive officers as a group, 548,275 shares.

(3) Includes 478 shares which are held in COMSAT Corporation's Savings and Profit-Sharing Plan as of December 31, 1995.

(4) Includes 2,400 shares held by Mrs. Crockett with respect to which Mr. Crockett disclaims beneficial ownership. Also includes 103,500 shares which are restricted against transfer and 8 shares which are held in COMSAT Corporation's Savings and Profit-Sharing Plan as of December 31, 1995. Mr. Crockett beneficially owned 1% of COMSAT Corporation's outstanding Common Stock as of March 1, 1996.

(5) Includes 56,750 shares which are restricted against transfer and 548 shares which are held in COMSAT Corporation's Savings and Profit-Sharing Plan as of December 31, 1995.

(6) Includes 100 shares held by Mr. Minami's son with respect to which Mr. Minami disclaims beneficial ownership. Also includes 2,500 shares which are restricted against transfer and 916 shares which are held in COMSAT Corporation's Savings and Profit-Sharing Plan as of December 31, 1995.

(7) Includes 20,000 shares which are restricted against transfer.

(8) Includes 7,500 shares which are restricted against transfer and 459 shares which are held in COMSAT Corporation's Savings and Profit-Sharing Plan as of December 31, 1995.

(9) Includes 2,500 shares with respect to which beneficial ownership is disclaimed. Also includes an aggregate of 192,661 shares which are restricted against transfer or which are held in COMSAT Corporation's Savings and Profit-Sharing Plan as of December 31, 1995. All directors and executive officers as a group beneficially owned 1.6% of COMSAT Corporation's outstanding Common Stock as of March 1, 1996.

    As of March 25, 1996, 29,752,000 shares of Common Stock were outstanding. To the knowledge of the Company, based upon Schedules 13G or 13D filed with the Securities and Exchange Commission (the SEC), the following entity was the only beneficial owner of more than five percent of the Company's Common Stock as of December 31, 1995.

    NAME AND ADDRESS OF                    AMOUNT AND NATURE OF                PERCENT OF
      BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP                  CLASS
- ----------------------------  ----------------------------------------------  ------------
COMSAT Corporation            Total Shares:                       24,000,000        80.7%
6560 Rock Spring Drive        Shared Voting Power:                         0
Bethesda, Maryland            Shared Investment Power:                     0

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

RELATIONSHIP WITH COMSAT

    COMSAT owns approximately 80.7% of the Company's outstanding Common Stock. For so long as COMSAT continues to own more than 50% of the outstanding voting stock of the Company, COMSAT will be able, among other things, to approve any corporate action requiring majority shareholder approval, including the election of directors, effect amendments to the Company's Certificate of Incorporation and Bylaws and approve any other matter submitted to a vote of the stockholders without the consent of the other stockholders of the Company. In addition, through its control of the Board of Directors, COMSAT is able to control certain decisions, including decisions with respect to the Company's dividend policy, the Company's access to capital (including the decision to incur additional indebtedness or issue additional shares of Common Stock), mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company and any change in control of the Company.

    The Company and COMSAT have entered into a Services Agreement pursuant to which COMSAT leases office space, provides certain administrative, financial, treasury, legal, insurance and other services to the Company and makes available certain of its employee benefit plans to the Company's employees. Pursuant to the Services Agreement, the Company pays to COMSAT (i) an annual fee of $2 million, (ii) the actual cost to COMSAT of the benefits provided to the Company's employees and (iii) certain of COMSAT's actual out-of-pocket expenses in connection with the Services Agreement (not including overhead and the cost of its personnel). Further, the Company will indemnify COMSAT from all damages from COMSAT's performance of services under the Services Agreement unless such damages are caused by willful breach by COMSAT or willful misconduct or gross negligence by COMSAT's employees and from the Company's failure to fulfill its obligations under the agreement. COMSAT will indemnify the Company from damages arising from willful breach by COMSAT or gross negligence or willful misconduct by COMSAT's employees in the performance of the Services Agreement. The Services Agreement is for an initial term of one year, renewable for one additional one-year term, subject to the termination by either party of the provision of the various corporate services upon 60 days prior notice if COMSAT owns less than 50% of the Company's outstanding securities.

    The Company and COMSAT have also entered into a Corporate Agreement that governs certain other relationships and arrangements between the Company and COMSAT. Pursuant to the Corporate Agreement, for so long as COMSAT owns at least 50% of the outstanding Common Stock, (i) the Board of Directors will consist of at least a majority of members designated by COMSAT and two independent directors who are neither employees nor directors of the Company or COMSAT, (ii) the Company will not incur any indebtedness, other than that under its existing Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $175 million in the aggregate, or issue any equity securities or any securities convertible into equity securities without COMSAT's prior consent, (iii) the Company may not amend its Certificate of Incorporation or Bylaws without COMSAT's prior consent, and (iv) the Company will utilize reasonable cash management procedures and use its reasonable best efforts to minimize the

Company's excess cash holdings. Pursuant to the Corporate Agreement, the Company has also granted an option to COMSAT to allow COMSAT to purchase equity securities in any offering of such securities to enable COMSAT to retain a 20% ownership interest in the Company.

    The Corporate Agreement also provides that, upon the request of COMSAT, the Company will register under applicable federal and state securities laws any of the shares of Common Stock held by COMSAT, subject to certain limited exceptions. In addition, COMSAT has the right to include shares owned by it in certain other registrations of common equity securities of the Company, subject to certain limited exceptions. The Company has also agreed that it will not take any action which will contravene or result in an event of default by COMSAT of any provision of applicable law or regulation, including COMSAT's then current capitalization plan approved by the Federal Communications Commission, any credit agreements and other material instruments. Further, the Corporate Agreement provides that the company will indemnify COMSAT, its officers, directors and employees from violations under the securities laws with respect to the documents associated with the Offering.

    The Company is and, for so long as COMSAT continues to own 80% of the Common Stock of the Company, will continue to be included in COMSAT's consolidated tax group and the Company's tax liability will be included in the consolidated federal income tax liability of COMSAT and its subsidiaries. The Company and COMSAT have entered into a Tax Sharing Agreement, pursuant to which the Company and COMSAT will make payments between them such that with respect to any period, the amount of taxes to be paid by the Company or any refund payable to the Company will be determined as though the Company were to file separate federal, state and local income tax returns (including any amounts determined to be due as a result of a redetermination of the tax liability of COMSAT arising from an audit or otherwise) as the common parent of an affiliated group of corporations filing a consolidated return rather than a consolidated subsidiary of COMSAT.

    In determining the amount of tax sharing payments, COMSAT will prepare a pro forma consolidated return for the Company that reflects the same positions and elections used by COMSAT in preparing the returns for the COMSAT consolidated group. COMSAT will continue to have all the rights of a common parent of a consolidated group, will be the sole and exclusive agent for the Company in any and all matters relating to the income tax liability of the Company, will have sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns (or amended returns), and will have the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of the Company.

    Pursuant to the Tax Agreement, the Company and COMSAT have also agreed to indemnify each other against certain tax liabilities, if any, accruing prior to the consummation of the Offering.

DIRECTOR LOAN

    Between April and July 1995, a subsidiary of the Company loaned a total of $2 million to Bruce L. Crockett, a director of the Company. The loan, plus interest thereon at the prime rate plus one percent, was repaid in full in November 1995.