Form 10-Q
period 1996-03-31
ASCENT ENTERTAINMENT GROUP INC
filed 1996-05-15
CIK 1002666

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended March 31, 1996

                                     or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____
                       Commission File Number 0-27192

                      ASCENT ENTERTAINMENT GROUP, INC.
           (Exact name of registrant as specified in its charter)


             Delaware                                    52-1930707
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification No.)


                              One Tabor Center
                    1200 Seventeenth Street, Suite 1000
                           Denver, Colorado 80202
                  (Address of principle executive office)

                               (303) 572-0381
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes __  No X


     The number of shares outstanding of the Registrant's Common Stock as of May 10, 1996 was 29,752,000 shares.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                      ASCENT ENTERTAINMENT GROUP, INC.
                   Condensed Consolidated Balance Sheets
                               (In thousands)

                                                      March 31,     December 31,
                                                        1996            1995
                                                        ----            ----
                                                     (Unaudited)
                         ASSETS

Current Assets:
     Cash and cash equivalents...................   $    2,300       $  11,012
     Receivables, net ...........................       36,071          41,331
     Other ......................................       12,118          15,255
                                                    ----------       ---------
         Total current assets....................       50,489          67,598
                                                    ----------       ---------
Property and equipment, net .....................      236,911         220,602
Franchise rights, net............................      106,757         107,962
Goodwill, net....................................       48,718          49,803
Investments......................................       15,059           6,628
Other assets.....................................       53,742          52,420
                                                    ----------       ---------
Total Assets ....................................     $511,676        $505,013
                                                    ==========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term debt ............................     $31,500       $       -
     Accounts payable and accrued liabilities....      46,333          43,172
     Payable to COMSAT...........................       1,950           7,217
     Deferred income.............................       8,666          35,435
     Other ......................................         262             207
                                                    ---------       ---------
         Total current liabilities...............      88,711          86,031
                                                    ---------       ---------

Long-term debt...................................      72,000          70,000
Deferred income taxes............................       7,616           4,436
Other long-term liabilities......................      13,668          13,843
                                                    ---------       ---------

          Total liabilities......................     181,995         174,310
                                                    ---------       ---------
Minority interest................................      28,019          27,867
                                                    ---------       ---------
Stockholders' equity:
      Common stock................................        297             297
      Additional paid-in capital..................    303,771         303,771
      Accumulated deficit.........................     (5,574)         (1,232)
      Unrealized gain on available for
      sale securities, net of taxes...............      3,168               -
                                                    ---------       ---------
           Total stockholders' equity.............    301,662         302,836
                                                    ---------       ---------
Total Liabilities and Stockholders' equity........   $511,676        $505,013
                                                    =========       =========

See accompanying notes to these condensed consolidated financial statements.

                      ASCENT ENTERTAINMENT GROUP, INC.
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                  (In thousands, except per share amounts)


                                                      Quarter Ended March 31,
                                                        1996            1995

Revenues.........................................     $69,510         $47,375

Operating expenses:
     Cost of services............................      55,503          37,057
     Depreciation and amortization...............      15,835          11,976
     General and administrative..................       2,220           2,286
                                                      -------         -------
     Total operating expenses....................      73,558          51,319
                                                      -------         -------
Operating loss...................................      (4,048)         (3,944)
Other income (expense), net......................        (308)         (1,480)
Interest expense.................................      (1,632)            (52)
                                                      -------         -------
Loss before taxes and minority interest..........      (5,988)         (5,476)
Income tax benefit...............................       1,788           1,731
                                                      -------         -------
Loss before minority interest....................      (4,200)         (3,745)
Minority interest................................        (142)            274
                                                      -------         -------
Net loss.........................................     $(4,342)        $(3,471)
                                                      =======         =======

Net loss per share...............................     $ (0.15)        $ (0.14)
                                                      =======         =======
Weighted Average number of
common shares outstanding........................      29,752          24,000
                                                      =======         =======

See accompanying notes to these condensed consolidated financial statements.

             ASCENT ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
                Condensed Consolidated Cash Flow Statements
                                (Unaudited)
                               (In thousands)


                                                       Quarter ended March 31,
                                                         1996            1995

Cash flows from operating activities:
     Net loss......................................   $(4,342)         $(3,471)
     Adjustment for depreciation and amortization..    15,835           11,976
     Changes in operating assets and liabilities...   (16,498)          (1,937)
     Other.........................................       494               44
                                                      -------          -------
     Net cash (used in) provided by operating
       activities..................................    (4,511)           6,612
                                                      -------          -------

Cash flows from investing activities:
     Purchase of property and equipment............   (28,971)         (22,347)
     Investments in unconsolidated businesses......    (4,125)               -
     Other.........................................         -             (143)
                                                      -------          -------
     Net cash used in investing activities.........   (33,096)         (22,490)
                                                      -------          -------

Cash flows from financing activities:
     Repayment of long-term debt...................      (120)            (253)
     Net short-term borrowings.....................    29,000                -
     Net transfers from COMSAT and its subsidiaries         -           17,618
     Other.........................................        15                -
                                                      -------          -------
     Net cash provided by financing activities.....    28,895           17,365
                                                      -------          -------

Net increase (decrease) in cash and cash equivalents   (8,712)           1,487
Cash and cash equivalents, beginning of period.....    11,012            3,358
                                                      -------          -------
Cash and cash equivalents, end of period...........    $2,300           $4,845
                                                      =======          =======



See accompanying notes to these condensed consolidated financial statements.

                      ASCENT ENTERTAINMENT GROUP, INC.
      Notes to Condensed Consolidated Financial Statements (Unaudited)


1.   General

     The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1995 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain December 31, 1995 balance sheet amounts have been reclassified to conform with the March 31, 1996 presentation.


2.   Organization and Basis of Presentation

     The accompanying financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Video Corporation ("OCV"), Ascent Network Services, Inc.("ANS")(formerly COMSAT Video Enterprises, Inc.), the Denver Nuggets Limited Partnership (the"Nuggets"), Beacon Communications Corp. ("Beacon") and since July 1, 1995 the Colorado Avalanche LLC ("Avalanche"). Intercompany transactions have been eliminated.

     Ascent executed an initial public offering (the"Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). As of March 31, 1996, COMSAT continues to own a majority (80.67%) of Ascent's common stock and continues to control Ascent. In addition, Ascent's relationship with COMSAT is governed by agreements entered into in connection with the Offering, including an intercompany services agreement, a corporate agreement and a tax allocation and indemnity agreement. (See Note 5 to the Company's 1995 financial statements.)


3.   Investments and Denver Arena Development Project

     As discussed in Note 15 to the Company's 1995 financial statements, on March 28, 1996, the Company entered into an agreement with The Anschutz Corporation ("TAC") pursuant to which the Company purchased all of TAC's interests in the proposed arena development project in Denver and related goodwill, rights, plans, specifications, drawings, contracts, relationships, approvals, permits and other work product of every kind that had been generated by the efforts of TAC and Ascent with respect to the proposed arena (the "Arena Assets"), and TAC agreed to use reasonable efforts to facilitate the development and construction of the proposed arena. Ascent and TAC had worked together on the proposed arena development from early 1994 until September 1995. In consideration for TAC's interest in the Arena Assets and its agreement to facilitate development of the proposed arena, Ascent paid TAC $6,600,000 in cash. On a contingent and non-interest bearing basis Ascent agreed to pay an additional $5,000,000 and grant a paid-up suite license, both linked to the construction and occupancy of the proposed arena. This obligation, net of discount, has been accrued and is included in the accompanying balance sheet in short-term debt ($2,500,000) and long-term debt ($2,000,000) at March 31, 1996.

     Also pursuant to the agreement with TAC, as of March 31, 1996, Ascent purchased all of TAC's interests in New Elitch Gardens, Ltd. ("Elitch Gardens"), a company which owns and operates an amusement park in downtown Denver, for $4,100,000 in cash. This purchase increased Ascent's interest in Elitch from 13% to 26% of the outstanding partnership units.

     On March 28, 1996, the Company entered into a Land Purchase Agreement with Southern Pacific Transportation Company ("SPT") pursuant to which the Company would purchase approximately 49 acres in Denver as the site for the proposed arena for $20,000,000. Consummation of the transaction is subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City and County of Denver regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their current leases at McNichols Arena. The Land Purchase Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and provide continuing indemnification with regard to certain environmental liabilities.


4.   Contingencies

     As discussed in Note 7 to the Company's 1995 financial statements, the Company is party to certain legal proceedings through its ownership of the Nuggets and Avalanche along with other NBA and NHL owners incidental to the operations of the two professional sports leagues. Management of the Company believes the ultimate disposition of these legal matters will not have a material adverse effect on the financial statements of the Company.


5.   Restructuring

     During the third quarter of 1995, management of the Company decided to discontinue the Satellite Cinema scheduled movie operations. As a result of this decision, a restructuring charge of $10,866,000 was recorded in the third quarter of 1995. The components of this restructuring charge included a write-down of property and equipment of $5,140,000 to their estimated salvage value, an accrual for severance costs of $1,010,000 and a charge of $4,716,000 for costs related to contractual commitments that will not be fulfilled. Through March 31, 1996, the Company has made total cash payments for severance costs and contractual commitment costs totalling $2,403,000.

     In December 1995, the assets and contracts relating to approximately 100,000 Satellite Cinema rooms were sold for a $4,000,000 note receivable due in June 1996. The assets sold consisted principally of installed video systems and related equipment inventory. Payment of the note will depend on the buyer's ability to deploy the purchased assets profitably. Accordingly, Ascent has not recorded the note receivable, has included the net book value of the assets sold of $1,689,000 in

Other Long Term Assets in the accompanying balance sheets and has not reflected the sold assets as a disposal during the three-month period ended March 31, 1996.

     Although subject to future adjustment, management of Ascent believes it has adequate reserves as of March 31, 1996, to complete the restructuring plan of Satellite Cinema's operations.

     During the first quarter of 1996, the Company recognized no revenues or expenses related to Satellite Cinema operations. During the first quarter of 1995, Satellite Cinema operations reflected revenues of $6,982,000 and an operating loss, before allocation of general and administrative expenses, of $1,166,000.


6.   Subsequent Events

     On April 19, 1996, Ascent and OCV entered into an agreement with SpectraVision, Inc.(SpectraVision), which is currently operating under Chapter 11 bankruptcy protection, and SpectraVision's Creditors Committee. Pursuant to the agreement, Ascent would combine its 85 percent owned subsidiary OCV with SpectraVision's assets, and certain of its liabilities, to form a new company which would be 72.5 percent owned by Ascent and the current minority shareholders of OCV. The new company would provide pay-per-view entertainment and information services to approximately one million hotel rooms worldwide.

     The SpectraVision bankruptcy estate would receive 27.5 percent of the new company's stock, which would be distributed through a bankruptcy plan to SpectraVision's estate. The new company would also issue warrants to be distributed by Ascent to purchase 13 percent of the new company's common stock and warrants to SpectraVision's estate to purchase another 7 percent of the stock. The transaction is subject to bankruptcy court approval, the expiration or termination of the applicable antitrust waiting period and other conditions.


7.   New Accounting Pronouncements

     As discussed in Note 1 to the Company's 1995 financial statements, Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" was issued in 1995 and was effective beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", which recognizes compensation based on the intrinsic value of the equity instrument awarded. The Company has elected to apply APB No. 25 to its stock based compensation awards to employees and will disclose the required proforma effect on net income and earnings per share in the Company's 1996 annual financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended March 31, 1996.

ANALYSIS OF OPERATIONS

Consolidated Operations

     Revenues for the first quarter of 1996 were $69.5 million, an increase of $22.2 million or 47% over the $47.3 million in revenues for the first quarter of 1995. While the Company's business segments both reported solid growth in revenues during the first quarter of 1996, the significant increase is attributable to the Entertainment segment and the inclusion of the Avalanche, which was acquired in July 1995 and was not included in the consolidated results until the second half of last year.

     Cost of services for the first quarter of 1996 was $55.5 million, an increase of $18.5 million or 50% over the first quarter of 1995. The significant increase is attributable to the inclusion of the Avalanche, the overall increase in the number of pay-per-view rooms served and the amortization of film costs at Beacon. These increases were partially offset by a decline in costs from the termination in 1995 of the Satellite Cinema pay-per-view operations. The decline in margin is attributable to the negative operating margin of Beacon and the Avalanche.

     Depreciation and amortization for the first quarter of 1996 was $15.8 million, an increase of $3.9 million or 33% over the first quarter of 1995. This increase reflects a higher installed room base and the resulting increase in depreciation and the amortization of the intangible assets created by the Avalanche acquisition in July 1995.

     General and Administrative expenses for the first quarter of 1996 were $2.2 million, which is consistent with general and administrative expenses of $2.2 million for the first quarter of 1995.

     Other income (expense) improved by $1.2 million in the first quarter of 1996, as compared to the same period last year. The first quarter of 1995 included a $.9 million charge for settlement of a lawsuit brought by a former employee of OCV.

     Interest expense increased $1.6 million in the first quarter of 1996, as compared to the first quarter of 1995. This increase is the result of the borrowings incurred in conjunction with the Offering in December 1995 (see Note 5 to the Company's 1995 financial statements) and the additional borrowings incurred by the Company during the first quarter of 1996 to meet capital expenditure and investment requirements.

     Income tax benefit for the first quarter of 1996 and 1995 remained constant at $1.7 million. The decline in the effective income tax rate, from 32% in fiscal 1995 to 30% in fiscal 1996, is primarily attributable to the increase in taxable income of OCV during the first quarter of 1996 as compared to the first quarter of 1995.

     Minority interest reflects the (earnings) losses attributable to the Company's 85% owned subsidiary, OCV. During the first quarter of 1996, OCV reported earnings as compared to a loss during the first quarter of 1995.

Segment Operating Results

     As discussed in Note 12 to the Company's 1995 financial statements, Ascent reports operating results in two segments: multimedia distribution and entertainment. Results by segment and certain information regarding the pay-per-view customer base and certain statistical data affecting pay-per-view rooms follows:

                                                       Quarter Ended March 31,
                                                        (dollars in millions)
                                                        1996              1995
                                                        ----              ----
Income Statement Data:

Revenues:
    Multimedia Distribution......................      $32.5             $31.2
    Entertainment................................       37.0              16.1
                                                       -----             -----
   Total Revenues................................       69.5              47.3

Operating Income (Loss):
    Multimedia Distribution......................        2.2                .6
    Entertainment ...............................       (4.0)             (2.2)
                                                       -----             -----
       Total Segment Operating Loss..............       (1.8)             (1.6)
       Other Corporate...........................       (2.2)             (2.3)
                                                       -----             -----
    Total Operating Loss.........................      $(4.0)            $(3.9)
                                                       =====             =====
Other Data:

    EBITDA (1):
      Multimedia Distribution....................      $13.5              $9.3
      Entertainment..............................       (1.7)             (1.2)
                                                       -----             -----
                                                       $11.8             $ 8.1
                                                       =====             =====
    Capital Expenditures:
      Multimedia Distribution....................      $22.0             $21.6
      Entertainment..............................        6.9                .7
                                                       -----             -----
                                                       $28.9             $22.3
                                                       =====             =====

    OCV installed rooms On Demand Service (2)....      386,000          277,000
    OCV On Demand backlog rooms (2)..............      106,000          111,000

(1) Earnings before interest expense, income taxes, depreciation and amortization (EBITDA) is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting periods.

(2) OCV installed rooms with on demand service represents the approximate number of hotel rooms served by OCV's on demand pay-per-view movie system as of the end of the period. OCV backlog represents the approximate number of hotel rooms under contract as of the end of the period which are awaiting installation of OCV equipment.


Multimedia Distribution

    The Multimedia Distribution segment includes the results of OCV and ANS. OCV's first quarter revenues for 1996 increased $7.4 million over last year's first quarter. This increase was primarily attributable to growth in total rooms served, approximately 386,000 rooms on March 31, 1996 versus approximately 277,000 rooms one year earlier. OCV's higher revenues were offset by a $6.9 million revenue loss due to the termination in 1995 of the unprofitable Satellite Cinema scheduled pay-per- view operation. ANS's revenues grew by $.8 million over the first quarter of 1995 due to an increase in support services for network customers.

    Operating Income for the segment in the first quarter of 1996 increased by $1.6 million over that for last year's first quarter. The improvement in operating income is primarily attributable to the elimination of Satellite Cinema's operations, which incurred a $1.2 million operating loss in the first quarter of 1995.

    EBITDA of the Multimedia Distribution segment for the first quarter of 1996 increased by $4.2 million over EBITDA for the same quarter last year. This increase reflects a higher installed room base and the resulting increase in depreciation, the elimination of the Satellite Cinema operations and the overall improvement in operating income during the first quarter of 1996.

    Capital expenditures for the segment during the first quarter of 1996 remained constant with the first quarter of 1995. OCV continued to install approximately 8,000-10,000 rooms per month during the first quarter of 1996.


Entertainment

    The Entertainment segment includes the results of the Nuggets, the Avalanche, and Beacon. Revenues of the Entertainment segment for the first quarter of 1996 increased by $20.9 million over the same quarter last year. This increase is primarily due to the inclusion of the Avalanche in the first quarter of 1996. The Avalanche, acquired in July 1995, generated revenues of $14.8 million during the first quarter of 1996. The balance of the increase is attributed to ticket price increases for the Nuggets 1995/1996 playing season, an increase in the number of home games played by the Nuggets in the first quarter of 1996 as compared to the first quarter of 1995, and the video release of The Baby-Sitters Club to the home video market in March 1996.

    Operating losses for this segment increased by $1.8 million as compared to the losses in the first quarter of 1995. This decline is primarily attributable to the losses incurred by the Avalanche during the first quarter of 1996.

    EBITDA for the Entertainment segment declined by $.5 million during the first quarter of 1996 as compared to the first quarter of 1995. This decline primarily reflects the operating loss incurred by the Avalanche.

    Capital expenditures for the Entertainment segment during the first quarter of 1996 increased by $6.2 million over the same quarter last year. This increase is attributable to the purchase in March 1996 of The Anschutz Corporation interest's in the proposed arena and development project in Denver (see Note 3 to Part I, Item I of this Form).


LIQUIDITY AND CAPITAL RESOURCES

    The primary source of cash during the first quarter of 1996 was short-term borrowings under Ascent's Credit Facility (see Note 5 of the Company's 1995 financial statements). Cash was expended primarily for property and equipment, including capital expenditures for the continuing installation by OCV of on-demand systems and development of the proposed arena in Denver. In addition, cash was expended for the additional investment in Elitch Gardens.

    The Company's working capital deficit increased by $19.8 million from December 31, 1995 to March 31, 1996. This is attributable to a decrease in current assets of $17.1 million. The decrease in current assets is due to the use of cash for capital expenditures and collections of receivables. Current liabilities, increased $2.7 million from December 31, 1995 to March 31, 1996. Significant changes in the components of current liabilities included a reduction in deferred revenue related to both the Nuggets and the Avalanche offset by increases in short-term borrowings under the Company's credit facility. Receipts for season tickets and sponsorship agreements are recorded by the Nuggets and Avalanche as deferred revenues and recognized as games are played.

    The Company has access to short-term and long-term financing at favorable rates under its Credit Facility. At March 31, 1996, the Company has available short-term borrowings of $76.0 million under the Credit Facility.

    As a consolidated subsidiary of COMSAT, Ascent is subject to restrictions on its debt structure as a result of Federal Communications Commission regulations application to COMSAT. Pursuant to the Corporate Agreement with COMSAT, the Company has agreed not to incur any indebtedness, other than that under the Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $175 million in the aggregate, without COMSAT's consent. Further, the Company has agreed, for so long as COMSAT owns at least 50% of the outstanding Common Stock, to utilize reasonable cash management procedures and to use its reasonable best efforts to minimize the Company's excess cash holdings.

PART II.     OTHER INFORMATION

Item 1.       Legal Proceedings
              None.

Item 2.       Change in Securities
              None.

Item 3.       Defaults Upon Senior Securities
              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              (A)   On May 13, 1996, the 1996 Annual meeting of
                    Stockholders of Ascent was held for the following purposes:

                    1.    Election of two Class III Directors; and
                    2.    Appointment of independent public accountants.

              (B) The Class III Directors which were elected at the meeting are as follows:

                    Robert M. Kavner
                    C.J. Silas

              Other directors of the Company, whose term of office continued after the meeting are as follows:

                    Edwin I. Colodny
                    Bruce L. Crockett
                    Charles Lyons
                    Charles M. Neinas
                    Robert G. Schwartz

              (C) In connection with the matters voted on at the Annual meeting, the following results were obtained:

                                                        Votes Cast
                                           ------------------------------------
                                                              With-
                                              For    Against  held  Abstentions
                                           ------------------------------------
                    (i)  Election of Directors

                         Robert M. Kavner  28,793,391   0       1       0
                         C. J. Silas       28,793,391   0       1       0

                    (ii) Appointment of Deloitte & Touche, LLP as Independent
                         Public Accountants

                                           28,793,391   0       0       1

Item 5.       Other Information
              None.

Item 6.       Exhibits and Reports on Form 8-K

              (A)   Exhibits

              No. 10 - Material Contracts

                    (a)   10.20 - Agreement between The Registrant and The
                                  Anschutz Corporation.

                    (b)   10.21 - Land Purchase Agreement between The
                                  Registrant and Southern Pacific
                                  Transportation Company.

              No. 27 - Financial Data Schedule

              (B)   Reports on Form 8-K

                    The Registrant filed with Commission on April 19, 1996 a Form 8-K, describing an acquisition agreement pursuant to which Ascent, subject to certain conditions, would combine the assets and certain liabilities of SpectraVision, Inc. with OCV.


                                 SIGNATURES



              Pursuant to the requirements on the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ascent Entertainment Group, Inc.




By:    /s/ Wesley D. Minami
       Wesley D. Minami, Vice President
       Chief Financial Officer & Treasurer



By:    /s/ David A. Holden
       David A. Holden
       Controller


Date:    May 15, 1996