Form 10-Q
period 1996-06-30
ASCENT ENTERTAINMENT GROUP INC
filed 1996-08-14
CIK 1002666

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended June 30, 1996

                              ......or

            []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____
                        Commission File Number 0-27192

                       ASCENT ENTERTAINMENT GROUP, INC.
            (Exact name of registrant as specified in its charter)


                     Delaware ......                     52-1930707
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)

                              One Tabor Center
                      1200 Seventeenth Street, Suite 2800
                            Denver, Colorado  80202
                    (Address of principle executive office)

                                (303) 626-7000
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes X       No


      The number of shares outstanding of the Registrant's Common Stock as of June 30, 1996 was 29,752,400 shares.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                       ASCENT ENTERTAINMENT GROUP, INC.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                June 30, December 31,
                                                  1996      1995
                                               (Unaudited)
                        ASSETS
Current Assets:
    Cash and cash equivalents.............      $ 2,873    $11,012
    Receivables, net .....................       29,626     41,331
    Other ................................       21,031     15,255
                                                -------    -------

        Total current assets..............       53,530     67,598
                                                -------    -------

Property and equipment, net ..............      245,108    220,602
Franchise rights, net.....................      104,595    107,962
Goodwill, net.............................       47,485     49,803
Investments...............................       10,104      6,628
Other assets..............................       55,934     52,420
                                                -------    -------

Total Assets .............................      $516,756   $505,013
                                                ========   ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term debt ......................      $52,536    $     _
    Accounts payable and accrued liabilities     40,440     43,379
    Payable to COMSAT.....................        4,354      7,217
    Deferred income.......................        1,825     35,435
                                                -------    -------
        Total current liabilities.........       99,155     86,031
                                                -------    -------

Long-term debt............................       72,000     70,000
Deferred income taxes.....................        7,443      4,436
Other long-term liabilities...............       14,800     13,843
                                                -------    -------

        Total liabilities.................      193,398    174,310
                                                -------    -------

Minority interest.........................       28,144     27,867
                                                -------    -------

Stockholders' equity:
     Common stock.........................          297        297
     Additional paid-in capital...........      303,771    303,771
     Accumulated deficit..................      (11,898)    (1,232)
     Unrealized gain on available for
        sale securities, net of taxes.....        3,044          -
                                                -------    -------
          Total stockholders' equity......      295,214    302,836
                                                -------    -------
Total Liabilities and Stockholders' equity   $  516,756  $ 505,013
                                               ========= =========

See accompanying notes to these condensed consolidated financial statements.



                         ASCENT ENTERTAINMENT GROUP, INC.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                            Three Months Ended June 30,Six Months Ended June 30,
                                   1996        1995          1996       1995
                                   ----        ----          ----       ----

Revenues......................    $49,131     $49,360       $118,643   $96,735
                                  -------     -------       --------   -------

Operating expenses:
    Cost of services..........     37,103      28,205         92,606    65,262
    Depreciation and amortization  16,069      12,656         31,904    24,632
    General and administrative      2,904       2,558          5,124     4,844
                                  -------     -------       --------   -------
    Total operating expenses..     56,076      43,419        129,634    94,738
                                  -------     -------       --------   -------

Operating income (loss).......     (6,945)      5,941        (10,991)    1,997
Other income (expense), net...         71         214           (237)   (1,155)
Interest expense, net.........     (1,990)       (157)        (3,622)     (209)
                                  -------     -------       --------   -------

Income (loss) before taxes and
   minority interest..........     (8,864)      5,998        (14,850)      633
Income tax benefit (expense)..      2,663      (1,903)         4,448      (194)
                                  -------     -------       --------   -------

Income (loss) before minority
   interest                        (6,201)      4,095        (10,402)      439
Minority interest.............       (122)       (336)          (264)     (124)
                                  -------     -------       --------   -------

Net income (loss).............    $(6,323)    $ 3,759       $(10,666)  $   315
                                  =======     =======       ========   =======

Net income (loss) per share...    $  (.21)    $   .16       $   (.36)  $   .01
                                  ========    =======       =========  =======

Weighted Average number of
common shares outstanding.....     29,752      24,000         29,752    24,000
                                  =======     =======       ========   =======




See accompanying notes to these condensed consolidated financial statements.



               ASCENT ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

                   Condensed Consolidated Cash Flow Statements
                                   (Unaudited)
                                  (In thousands)


                                             Six Months Ended June 30,
                                                   1996       1995
Cash flows from operating activities:
    Net income (loss)             ........      $(10,666)  $   315
    Adjustment for depreciation and amortization  31,904    24,632
    Changes in operating assets and liabilities  (18,412)    4,929
    Other                         ........          (11)     2,673
                                                -------    -------

    Net cash provided by operating
      activities                  ........        2,815     32,549
                                                -------    -------

Cash flows from investing activities:
    Purchase of property and equipment....      (48,584)   (44,321)
    Investments in unconsolidated businesses     (4,125)    (3,666)
    Expenditures for film production costs       (8,088)    (6,268)
    Other                         ........            -          7
                                                --------    -------
    Net cash used in investing activities.      (60,797)   (54,248)
                                              ---------   --------

Cash flows from financing activities:
    Repayment of long-term debt   ........         (172)      (513)
    Net short-term borrowings     ........       50,000          -
    Net transfer from COMSAT and subsidiaries         -     25,123
    Other                         ........           15          -
                                                -------   --------
    Net cash provided by financing activities    49,843      24,610
                                                -------   ---------

Net increase (decrease) in cash and
    cash equivalents                             (8,139)      2,911
Cash and cash equivalents, beginning
    of period                                    11,012       3,358
                                              ---------   ---------
Cash and cash equivalents, end of period..    $   2,873   $   6,269
                                              =========   =========


                       ASCENT ENTERTAINMENT GROUP, INC.

       Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  General

    The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1995 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain December 31, 1995 balance sheet amounts have been reclassified to conform with the June 30, 1996 presentation.


2.  Organization and Basis of Presentation

    The accompanying financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Video Corporation ("OCV"), Ascent Network Services, Inc. ("ANS") (formerly COMSAT Video Enterprises, Inc.), the Denver Nuggets Limited Partnership (the "Nuggets"), Beacon Communications Corp. ("Beacon") and since July 1, 1995 the Colorado Avalanche LLC (the "Avalanche"). Intercompany transactions have been eliminated.

    Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). As of June 30, 1996, COMSAT continues to own a majority (80.67%) of Ascent's common stock and continues to control Ascent. In addition, Ascent's relationship with COMSAT is governed by agreements entered into in connection with the Offering, including an intercompany services agreement, a corporate agreement and a tax allocation and indemnity agreement. (See Note 5 to the Company's 1995 financial statements.)


3.  Investments and Denver Arena Development Project

    As discussed in Note 15 to the Company's 1995 financial statements, on March 28, 1996, the Company entered into an agreement with The Anschutz Corporation ("TAC") pursuant to which the Company purchased all of TAC's interests in the proposed arena development project in Denver and related goodwill, rights, plans, specifications, drawings, contracts, relationships, approvals, permits and other work product of every kind that had been generated by the efforts of TAC and Ascent with respect to the proposed arena (the "Arena Assets"), and TAC agreed to use reasonable efforts to facilitate the development and construction of the proposed arena. Ascent and TAC had worked together on the proposed arena development from early 1994 until September 1995. In consideration for TAC's interest in the Arena Assets and its agreement to facilitate development of the proposed arena, Ascent paid TAC $6,600,000 in cash. On a contingent and non-interest bearing basis Ascent agreed to pay TAC an additional $5,000,000 and grant a paid-up suite license, both linked to the construction and occupancy of the proposed arena. This obligation, net of discount, has been accrued and is included in the accompanying balance sheet in short-term debt ($2,500,000) and long-term debt ($2,000,000) at June 30, 1996.

    Also pursuant to the agreement with TAC, as of March 30, 1996, Ascent purchased all of TAC's interests in New Elitch Gardens, Ltd. ("Elitch Gardens"), a company which owns and operates an amusement park in downtown Denver, for $4,100,000 in cash. This purchase increased Ascent's interest in Elitch Gardens from 13% to 26% of the outstanding partnership units.

    On March 28, 1996, the Company entered into a Land Purchase Agreement (the Agreement) with Southern Pacific Transportation Company ("SPT") pursuant to which the Company would purchase approximately 49 acres in Denver as the site for the proposed arena for $20,000,000. Pursuant to the Agreement, the closing of the land purchase had to have occurred on or before June 28, 1996. The closing did not take place by this time and the Agreement terminated. It is management's belief that SPT will reinstate the Agreement and the closing date for the Agreement will be extended. If the Agreement is reinstated, consummation of the transaction would be subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City and County of Denver regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their existing leases at their current arena, McNichols Arena. The Land Purchase Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and provide continuing indemnification with regard to certain environmental liabilities.


4.  Restructuring

    During the third quarter of 1995, management of the Company decided to discontinue the Satellite Cinema scheduled movie operations. As a result of this decision, a restructuring charge of $10,866,000 was recorded in the third quarter of 1995. The components of this restructuring charge included a write-down of property and equipment of $5,140,000 to their estimated salvage value, an accrual for severance costs of $1,010,000 and a charge of $4,716,000 for costs related to contractual commitments that would not be fulfilled. Through June 30, 1996, the Company has made cash payments for severance costs and contractual commitment costs totaling $4,421,000 and has written-off other assets of $129,000 relating to contractual commitments. The Company has $1,176,000 remaining in restructuring accruals as of June 30, 1996, which is primarily for severance and contractual obligations to be paid through July, 1997. Although subject to future adjustment, management of Ascent believes it has adequate reserves as of June 30, 1996, to complete the restructuring plan of Satellite Cinema's operations.

    During the six month period ended June 30, 1996, the Company recognized no revenues or expenses related to Satellite Cinema operations. During the six month period ended June 30, 1995, Satellite Cinema operations reflected revenues of $13,741,000 and an operating loss, before allocation of general and administrative expenses, of $2,799,000.

    In December 1995, the assets and contracts relating to Satellite Cinema rooms not transitioned to OCV were sold for a $4,000,000 promissory note due in June 1996. The assets sold consisted principally of installed video systems and related equipment inventory with payment of the note dependent on the buyer's ability to deploy the purchased assets profitably. Collection of the note was not received on June 30, 1996 pursuant to the terms of the note and management is pursuing the note's collection. Payments totalling $1,700,000 were received in July, 1996 with collection of the remaining balance dependent upon the buyer obtaining additional sources of cash. Management expects additional payments on the note to be received in August, 1996. As of December 31, 1995, Ascent did not record the note receivable due to the uncertainty of its collection and included the net book value of the assets sold of $1,689,000 in Other Long Term Assets in the accompanying balance sheet. At June 30, 1996, the Company has reclassified the $1,689,000 to Other Current Assets. The Company will reflect the sold assets as a disposal as additional cash payments on the note are received.

5.  Other Matters

    On April 19, 1996, Ascent and OCV entered into an agreement with SpectraVision, Inc. (SpectraVision), which is currently operating under Chapter 11 bankruptcy protection, and SpectraVision's Creditors Committee. Pursuant to the agreement, Ascent would combine its approximately 85 percent owned subsidiary OCV (approximately 79 percent owned on a fully diluted basis) with SpectraVision's assets, and certain of its liabilities, to form a new company which would be 72.5 percent owned by Ascent and the current minority shareholders of OCV. The SpectraVision bankruptcy estate would receive 27.5 percent of the new company's stock which would be distributed through a bankruptcy plan to SpectraVision's creditors. The new company would also issue warrants to be distributed by Ascent to purchase 13 percent of the new company's common stock and warrants to SpectraVision's estate to purchase another 7 percent of the stock, in each case on a fully diluted basis. Ascent has agreed that warrants to purchase 9.2 percent of the new company's common stock will be distributed to Ascent's financial advisor, Gary Wilson Partners, in consideration for services in connection with the transaction and for the new company in the future.

    On August 2, 1996, the Bankruptcy Court approved SpectraVision's disclosure statement for distribution to SpectraVision's creditors. The Court set September 4, 1996 as the date by which creditors must vote on SpectraVision's Plan of Reorganization (the Plan) described in the disclosure statement, and set September 11, 1996 as the date for a confirmation hearing to approve the Plan. Ascent, OCV and SpectraVision are negotiating the final terms and conditions of certain agreements which must be entered into prior to consummation of the transaction. Ascent management believes the transaction will close by the end of the third quarter. The transaction remains subject to bankruptcy court approval and other conditions.


6.  New Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF OPERATIONS

Consolidated Operations

   Three months ended June 30, 1996 compared to Three months Ended June 30, 1995

    Revenues for the second quarter of 1996 were $ 49.1 million as compared to $49.3 million in revenues for the second quarter of 1995. Second quarter 1995 revenues included the recognition of an $8.8 million NBA expansion fee payable to the Nuggets and $6.8 million of revenue from the Company's Satellite Cinema business, which ceased operations on December 31, 1995. Excluding these 1995 revenue sources, the Company's business segments both reported solid growth in revenues during the second quarter of 1996. The increase in the Multimedia segment is primarily attributable to an increase of $8.7 million in revenues at OCV, and the increase in the Entertainment segment is primarily attributable to the inclusion of revenues of $8.6 million from the Avalanche, which was acquired in July 1995 and was not included in the Company's consolidated results until the second half of last year.

    Cost of services for the second quarter of 1996 was $37.1 million, an increase of $8.9 million or 32% over the second quarter of 1995. This increase is attributable to the inclusion of the Avalanche and the overall increase in the number of pay-per-view rooms served by OCV. These increases were partially offset by a decline in costs from the termination in 1995 of the Satellite Cinema pay-per-view operations. The decline in margin is primarily attributable to the absence of NBA expansion fees in the second quarter of 1996 and the negative operating margins of the Nuggets and the Avalanche.

    Depreciation and amortization for the second quarter of 1996 were $16.1 million, an increase of $3.4 million or 27% over the second quarter of 1995. This increase reflects a higher installed room base and the resulting increase in depreciation and the amortization of the intangible assets created by the Avalanche acquisition in July 1995.

    General and Administrative expenses for the second quarter of 1996 were $2.9 million, an increase of 14% over the second quarter of 1995. This increase reflects the costs incurred to relocate the Company's headquarters to Denver and the costs associated with being a publicly traded corporation in 1996.

    Other income (expense) decreased by $.1 million in the second quarter of 1996 as compared to the same period last year. This decrease is due primarily to operating losses associated with the Company's equity investment in Elitch Gardens, a Denver Amusement Park.

    Interest expense increased $1.8 million in the second quarter of 1996, as compared to the second quarter of 1995. This increase is the result of the borrowings incurred in conjunction with the Offering in December 1995 (see Note 5 to the Company's 1995 financial statements) and the additional borrowings incurred by the Company during the second quarter of 1996 to meet capital expenditure and investment requirements.

    The Company recorded an income tax benefit of $2.6 million in the second quarter of 1996 as compared to income tax expense of $1.9 million in the second quarter of 1995. The tax expense recorded in 1995 was attributable to the Ascent's operating income in the second quarter of 1995 as a result of the recognition of the NBA expansion fee during the quarter.

    Minority interest reflects the (earnings) losses attributable to the minority interest in the Company's 85% owned subsidiary, OCV.

   Six Months ended June 30, 1996 compared to six months ended June 30, 1995

    Revenues for the six months ended June 30, 1996 were $118.7 million, an increase of $21.9 million or 23% over the $96.7 million in revenues for the six months ended June 30, 1995. Year-to-date 1995 revenues included the recognition of an $8.8 million NBA expansion fee and $13.7 million of revenue from the Company's discontinued Satellite Cinema business. Excluding these 1995 revenue sources, revenues for the first half of 1996 reflected solid growth. The increase in the Multimedia distribution segment is primarily attributable to an increase of $16.2 million in revenues from OCV and the increase in the Entertainment segment is primarily attributable to the inclusion of revenues of $23.5 million from the Avalanche, which was acquired in July 1995 and was not included in the consolidated results until the second half of last year.

    Cost of services for the six months ended June 30, 1996 was $92.6 million, an increase of $27.3 million or 42% over the six months ended June 30, 1995. The significant increase is attributable to the inclusion of the Avalanche, the overall increase in the number of pay-per-view rooms served by OCV and the amortization of film costs at Beacon. These increases were partially offset by a decline in costs from the termination in 1995 of the Satellite Cinema pay-per-view operations. The decline in margin is primarily attributable to the absence of NBA expansion fees in 1996 and the negative operating margins of Beacon, the Nuggets and the Avalanche in 1996.

    Depreciation and amortization for the six months ended June 30, 1996 were $31.9 million, an increase of $7.3 million or 30% over the six months ended June 30, 1995. This increase reflects a higher installed room base and the resulting increase in depreciation and the amortization of the intangible assets created by the Avalanche acquisition in July 1995.

    General and Administrative expenses for the six months ended June 30, 1996 were $5.1 million, an increase of 5.8% over the six months ended June 30 of 1995. This increase is due to the relocation of Ascent's corporate headquarters to Denver and the costs associated with being a publicly traded corporation in 1996.

    Other income (expense) improved by $.9 million in the six months ended June 30, 1996, as compared to the same period last year. The six months ended June 30, 1995 included a $1.5 million charge for settlement of a lawsuit brought by a former employee of OCV.

    Interest expense increased $3.6 million in the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This increase is the result of the borrowings incurred in conjunction with the Offering in December 1995 (see Note 5 to the Company's 1995 financial statements) and the additional borrowings incurred by the Company during the six months ended June 30, 1996 to meet capital expenditure and investment requirements.

    The Company recorded an income tax benefit of $4.4 million in the six months ended June 30, 1996 as compared to income tax expense of $.2 million during the same period last year. The tax expense recorded in 1995 was attributable to the Company's operating income in the second quarter of 1995 as a result of the recognition of the NBA expansion fee during the quarter..

    Minority interest reflects the (earnings) losses attributable to the minority interest in the Company's 85% owned subsidiary, OCV.

Segment Operating Results

    As discussed in Note 12 to the Company's 1995 financial statements, Ascent reports operating results in two segments: multimedia distribution and entertainment. Results by segment and certain information regarding the pay-per-view customer base and certain statistical data affecting pay-per-view rooms follows:





                           Three Months Ended June 30, Six-months ended June 30,
                                    1996       1995            1996       1995
                                              (dollars in millions)
Income Statement Data:

Revenues:
    Multimedia Distribution...     $  33.4    $  30.9         $ 65.9    $  62.1
    Entertainment.............        15.7       18.4           52.8       34.6
                                   -------    -------         ------    -------
    Total Revenues............     $  49.1    $  49.3         $118.7    $  96.7
                                   =======    =======         ======    =======

Operating Income (Loss):
    Multimedia Distribution...     $   2.0    $   1.1         $  4.2    $   1.7
    Entertainment.............        (6.1)       7.4          (10.1)       5.1
    General & Administrative..        (2.9)      (2.6)          (5.1)      (4.8)
                                   -------    -------         ------    -------
       Total operating income
        (loss)                     $  (7.0)    $  5.9        $ (11.0)    $  2.0
                                   =======     ======        =======     ======


Other Data:

EBITDA: (1)
    Multimedia Distribution...     $  15.2    $  12.1         $ 29.9    $  22.9
    Entertainment ............        (3.3)       9.1           (3.9)       8.5
    General & Administrative..        (2.9)      (2.6)          (5.1)      (4.8)
                                   -------    --------        -------   -------
       Total EBITDA...........     $   9.0    $  18.6         $ 20.9    $  26.6
                                   =======    =======         ======    =======

Capital Expenditures:
    Multimedia Distribution...     $  17.9    $  20.7         $ 39.9    $  42.3
    Entertainment.............         1.8        1.3            8.7        2.0
                                   -------    -------         ------    -------
        Total capital expenditures $  19.7    $  22.0         $ 48.6    $  44.3
                                   =======    =======         ======    =======


    OCV installed rooms with On Demand Service (2)           419,000   303,000
                                                             =======   =======
    OCV On Demand backlog rooms (2)                           92,000   120,000
                                                             =======   =======

(1) Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(2) OCV installed rooms with On Demand Service represents the approximate number of hotel rooms served by OCV's on demand pay-per-view movie system as of the end of the period. OCV backlog represents the approximate number of hotel rooms which are awaiting installation of OCV equipment, which are reasonably expected to be installed as of the end of the period.

Multimedia Distribution

   The Multimedia Distribution segment includes the results of OCV and ANS. The segment's second quarter revenues for 1996 increased $2.5 million over last year's second quarter. Excluding the revenue of $6.8 million from Satellite Cinema, which ceased operations at the end of 1995, revenue increased 39% in the second quarter of 1996 over the second quarter of 1995. Year-to-date revenues for Multimedia increased $3.8 million over the first half of 1995. Absent the 1995 revenues from Satellite Cinema of $13.7 million, revenue increased 36% on a year-to-date basis in 1996 over the first half of 1995. These improvements were primarily attributable to growth in total rooms served by OCV, approximately 419,000 rooms on June 30, 1996 versus approximately 303,000 rooms one year earlier. ANS's year-to-date revenues grew by $1.3 million over the first half of 1995 due to an increase in support services for network customers.

   Operating Income for the segment increased by $ .9 million and $2.5 million for the second quarter and first half of 1996, respectively, as compared to the same periods last year. The improvements in operating income are primarily attributable to the elimination of unprofitable Satellite Cinema operations, which reflected operating losses of $1.6 million and $2.7 million in the second quarter and the first half of 1995, respectively.

   EBITDA of the Multimedia Distribution segment increased by $3.1 million and $7.0 million for the second quarter and first half of 1996, respectively, as compared to the same periods last year. This increase reflects a higher installed room base and the resulting increase in depreciation, the elimination of the Satellite Cinema operations and the overall improvement in operating income during the first half of 1996.

   Capital expenditures for the segment decreased by $2.8 million and $2.4 million for the second quarter and first half of 1996, respectively, as compared to the same periods last year. While OCV continued to install approximately 9,000 - 10,000 rooms per month during the first half of 1996, the costs of installation have decreased. This decline in capital expenditures is attributable to the increasing installation of the VideoNOW system, which has a lower installed cost per room than OCV's traditional on-demand system.


Entertainment

   The Entertainment segment includes the results of the Nuggets, the Avalanche, and Beacon. Revenues of the Entertainment segment for the second quarter of 1996 decreased by $2.7 million over the same quarter last year. Excluding the recognition of the $8.8 million NBA expansion fee in the second quarter of 1995, revenues in the second quarter of 1996 grew 63% compared to the second quarter of 1995. This increase in revenues is attributable to the inclusion of the Avalanche, which was acquired in July 1995. While the Avalanche generated revenues of $8.6 million in the second quarter of 1996, of which $6.3 million was attributable to the NHL playoffs, these revenues were offset by lower revenues from the Nuggets due to their non-participation in the NBA playoffs in 1996 and lower revenues from Beacon due to the timing of its releases to the video market. Year-to-date revenues for the Entertainment segment increased $18.2 million over the first half of 1995. This increase is attributed to the inclusion of Avalanche revenues of $23.5 million and ticket price increases for the Nuggets during the 1995/1996 playing season offset by the NBA expansion fee recognized during the first half of 1995.

   Operating losses for this segment increased by $13.5 million and $15.2 million in the second quarter of 1996 and the first half of 1996 as compared to the same periods last year. These declines are primarily attributable to the losses incurred by the Avalanche and the Nuggets and the absence of NBA expansion fees in 1996.

   EBITDA for the Entertainment segment declined by $12.4 million for the second quarter and first half of 1996, respectively, as compared to the same periods last year. This decline primarily reflects the operating losses incurred by the Avalanche and the Nuggets and the absence of the NBA expansion fees.

   Capital expenditures for the Entertainment segment during the second quarter of 1996 increased by $.5 million over the same quarter last year. This increase is primarily attributable to leasehold improvements at McNichols arena in Denver for hockey operations. Capital expenditures for the first half of 1996 increased by $6.7 million over the same period last year. This increase is attributable to the purchase in March 1996 of TAC's interest's in the proposed arena and development project in Denver (see Note 3 to Part I, Item I of this Form).


LIQUIDITY AND CAPITAL RESOURCES

   The primary sources of cash during the six-months ended June 30, 1996 was cash from operations of $2.8 million and short-term borrowings of $50.0 million under Ascent's Credit Facility (see Note 5 of the Company's 1995 financial statements). Cash was expended primarily for property and equipment, including capital expenditures of $39.0 million for the continuing installation by OCV of on-demand systems, $6.6 million for the development of the proposed arena in Denver and the funding of $8.1 million incurred by Beacon for the initial costs relating to the development and production of three motion pictures.

   The Company's negative working capital position increased by $27.2 million from December 31, 1995 to June 30, 1996. This is attributable to an increase in long-term assets of $25.8 million along with peak seasonal borrowings by the Nuggets and Avalanche of approximately $10.0 million. Excluding the short-term debt increase, the working capital position improved by $25.3 million reflecting a reduction in deferred revenue related to both the Nuggets and the Avalanche due to the completion of their respective playing seasons. Receipts for season tickets and sponsorship agreements are recorded by the Nuggets and Avalanche as deferred revenues and recognized as games are played.

   The Company has access to short-term and long-term financing at favorable rates under its Credit Facility. At June 30, 1996, the Company has available short-term borrowings of $55 million under the Credit Facility.

     The Company's cash requirements through the remainder of 1996 are expected to include (i) the continuing installation by OCV of on-demand systems, (ii) the continued funding of the production of motion pictures, one which is currently in production and two additional pictures for which production is set to commence in September 1996, (iii) an investment in the proposed new arena and entertainment complex in Denver and (iv) the payment of interest under the Credit Facility. The Company anticipates that capital expenditures for the continued installation by OCV of on-demand services will be financed primarily through cash flows from OCV's operations and, subject to the closing of the SpectraVision transaction, financed under a separate credit facility obtained by the new company in the second half of 1996 as discussed below. While the Company continues to plan to finance the construction of the new arena in Denver, whereby the Company's financial participation will result in expenditures totalling $15-$30 million, the initial cash expenditures for such financing may be delayed until late in 1996 or calendar 1997 due to continued delays in reaching an agreement with the City and County of Denver. Capital requirements with respect to the funding of movie productions at Beacon are anticipated to be approximately $20 million through the remainder of 1996. These productions are being financed in part pursuant to Beacon's development, production and domestic distribution agreement with Sony Pictures Entertainment, Inc. in addition to agreements with other film distributors.

     Management of the Company believes that available cash, funds generated by operations and funds available under its Credit Facility or, subject to the closing of the SpectraVision transaction, the new company's credit facility and a refinancing of Ascent's Credit Facility will be sufficient for the Company to satisfy its growth and finance working capital requirements through the remainder of 1996.

     Pursuant to the Company's Corporate Agreement with COMSAT, the Company has agreed not to incur any indebtedness, other than that under the Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $175 million in the aggregate, without COMSAT's consent. Further, the Company has agreed, for so long as COMSAT owns at least 50% of the outstanding Common Stock, to utilize reasonable cash management procedures and to use its reasonable best efforts to minimize the Company's excess cash holdings. A primary purpose of the Corporate Agreement is to require Ascent to coordinate its capital requirements with COMSAT so that COMSAT can monitor its compliance with the regulations of the Federal Communications Commission ("FCC") applicable to the capital structure and debt financing activities of COMSAT and its consolidated subsidiaries. In consideration of the anticipated closing of the SpectraVision transaction and the other capital requirements described above, management of the Company is working with management of COMSAT to ensure that the Company's financing plan will be acceptable to COMSAT in light of the FCC regulations. Ascent management believes that COMSAT will consent to such actions as are reasonably required by Ascent in order to secure adequate financing to consummate the SpectraVision transaction.

     COMSAT is required to submit a financial plan to the FCC for review annually. Under existing FCC guidelines, COMSAT is subject to a maximum long-term debt to total capital ratio of 45%, a limit of $200 million in short term debt and an interest coverage ratio of 2.3 to 1. In April 1996, COMSAT submitted its current plan, which seeks a temporary increase in the interest coverage ratio to a minimum of 1.9 to 1 for the 1996 plan year and an increase in the short term debt limit to $275 million as long as the financials of Ascent are consolidated with those of COMSAT. COMSAT has informed Ascent that COMSAT was in compliance with both the long-term debt to total capital ratio and the short-term debt limit at June 30, 1996 and expects to be in compliance with those guidelines at year end 1996 if the short term debt limit is modified as requested. If the FCC approves COMSAT's request, COMSAT has further informed Ascent that it expects that the cash flows from operations and COMSAT's consolidated short-term borrowing capacity, including under the Credit Facility or a refinancing thereof in connection with the SpectraVision transaction, will be sufficient to fund COMSAT's aggregate cash requirements for the balance of 1996. However, COMSAT has further informed Ascent that COMSAT expects to seek a further modification of the interest coverage ratio, in order to comply with that guideline, at the December 31, 1996 annual measurement date, primarily due to Ascent's operations. Accordingly, COMSAT has advised Ascent that it will need to apply for a further modification of the interest coverage ratio and, in order to meet its funding requirements beyond 1996, may seek a further modification of the short-term debt limit. Finally, COMSAT has informed Ascent that if COMSAT were to fail to satisfy one or more of the FCC guidelines as of an applicable measurement date, COMSAT, and its consolidated subsidiaries including Ascent, would be required to seek advance FCC approval of future financing activities on a case by case basis. If such approval were not granted for any financing activities sought by Ascent, Ascent could be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt or sell assets.

PART II.     OTHER INFORMATION


Item 1.   Legal Proceedings
          None.

Item 2.   Change in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (A) Exhibits

          None.

          (B) Reports on Form 8-K

          None.




                                  SIGNATURES


          Pursuant to the requirements on the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ascent Entertainment Group, Inc.


By:  /s/ David A. Holden
     David A. Holden
     Controller

Date: August               , 1996


c:\msoffice\winword\files\finance\10-Q2.doc
08/12/96 9:25:45 AM