Form 10-Q
period 1996-09-30
ASCENT ENTERTAINMENT GROUP INC
filed 1996-11-13
CIK 1002666

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1996

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


      The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996 was 29,752,400 shares.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                       ASCENT ENTERTAINMENT GROUP, INC.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                             September 30, December 31,
                                                1996         1995
                                                   (Unaudited)
                        ASSETS

Current Assets:
    Cash and cash equivalents.............      $ 1,473    $11,012
    Receivables, net......................       25,631     41,331
    Other.................................       27,841     15,255

        Total current assets..............       54,945     67,598

Property and equipment, net ..............      255,206    220,602
Franchise rights, net.....................      103,282    107,962
Goodwill, net.............................       46,817     49,803
Film costs, net...........................       43,208     11,470
Investments...............................        8,393      6,628
Other assets..............................       34,266     40,950


Total Assets .............................     $546,117   $505,013


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term debt ......................      $70,500    $    __
    Accounts payable and accrued liabilities     30,924     43,379
    Payable to COMSAT.....................        4,605      7,217
    Deferred income.......................       28,758     35,435
        Total current liabilities.........      134,787     86,031

Long-term debt............................       72,000     70,000
Deferred income taxes.....................        8,119      4,436
Other long-term liabilities...............       15,079     13,843

        Total liabilities.................      229,985    174,310

Minority interest.........................       28,567     27,867

Stockholders' equity:
     Common stock.........................          297        297
     Additional paid-in capital...........      303,771    303,771
     Accumulated deficit..................      (18,000)   (1,232)
     Unrealized gain on available for
        sale securities, net of taxes.....        1,497         __
          Total stockholders' equity......      287,565    302,836
Total Liabilities and Stockholders' equity    $ 546,117  $ 505,013

See accompanying notes to these condensed unaudited consolidated financial statements.


                        ASCENT ENTERTAINMENT GROUP, INC.

                   Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                Three Months Ended             Nine Months Ended
                                   September 30,                  September 30,
                                     1996        1995          1996       1995

Revenues......................    $33,940     $37,548       $152,583   $134,283

Operating expenses:
    Cost of services..........     21,533      27,205        114,138     92,467
    Depreciation and amortization  17,042      14,759         48,946     39,389
    Provision for restructuring         _      10,866              _     10,866
    General and administrative      2,599       3,279          7,723      8,123
    Total operating expenses..     41,174      56,109        170,807    150,845

Operating income (loss).......     (7,234)    (18,561)       (18,224)   (16,562)
Other income (expense), net...        728        (643)           491     (1,800)
Interest expense..............     (2,282)       (156)        (5,905)      (365)

Loss before taxes and minority
   interest...................     (8,788)    (19,360)       (23,638)   (18,727)
Income tax benefit............      2,738       5,928          7,186      5,734

Loss before minority interest.     (6,050)    (13,432)       (16,452)   (12,993)
Minority interest.............        (52)       (440)          (316)      (564)

Net loss......................    $(6,102)   $(13,872)      $(16,768)  $(13,557)

Net loss per share............    $ (0.21)   $  (0.58)      $  (0.56)  $  (0.56)

Weighted Average number of
common shares outstanding.....     29,752      24,000         29,752     24,000




     See accompanying notes to these condensed unaudited consolidated financial statements.


                       ASCENT ENTERTAINMENT GROUP, INC.

                     Condensed Consolidated Cash Flow Statements
                                   (Unaudited)
                                 (In thousands)


                                            Nine Months Ended September 30,
                                                  1996        1995

Cash flows from operating activities:
    Net loss..............................      $(16,768)  $(13,557)
    Adjustments for non-cash expenses:
         Depreciation and amortization....        48,946     39,389
         Amortization of film inventory...         5,380      4,434
         Provision for restructuring......             _     10,866
         Provision for loss on investment.         1,800          _
    Changes in operating assets and liabilities  (11,079)    (7,506)
    Other.................................             _      2,505

    Net cash provided by operating
      activities..........................        28,279     36,131

Cash flows from investing activities:
    Payments on note receivable...........         2,900          _
    Proceeds from sale of investment......         1,892          _
    Purchase of property and equipment....       (73,421)   (59,271)
    Investments in unconsolidated businesses      (4,125)    (3,625)
    Net expenditures for film production costs   (33,432)   (11,719)
    Acquisitions..........................             _    (76,027)
    Other.................................             _        553
    Net cash used in investing activities.      (106,186)  (150,089)

Cash flows from financing activities:
    Repayment of long-term debt...........          (208)      (742)
    Net short-term borrowings ............        68,000          -
    Net transfer from COMSAT and subsidiaries          _    114,927
    Other.................................           576          -
    Net cash provided by financing activities     68,368    114,185

Net increase (decrease) in cash and cash
equivalents...............................        (9,539)       227
Cash and cash equivalents, beginning of period    11,012      3,358
Cash and cash equivalents, end of period..       $ 1,473    $ 3,585



     See accompanying notes to these condensed unaudited consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.

       Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  General

    The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1995 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain December 31, 1995 balance sheet amounts have been reclassified to conform with the September 30, 1996 presentation.

    The accompanying financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Video ("OCV") , Ascent Network Services, Inc. ("ANS") (formerly COMSAT Video Enterprises, Inc.), the Denver Nuggets Limited Partnership (the "Nuggets"), Beacon Communication Corp. ("Beacon") and since July 1, 1995 the Colorado Avalanche LLC (the "Avalanche"). Intercompany transactions have been eliminated.


2.  Business Combination

    On October 10, 1996, Ascent through its newly formed subsidiary, On Command Corporation ("OCC"), consummated the previously announced acquisition (the "Acquisition") of the assets and properties (including, but not limited to, copyrights, patents, personal property, real property, equipment and records) and certain liabilities of SpectraVision, Inc. ("SpectraVision"), with an effective closing date of October 8, 1996 (the "Closing Date"). The Acquisition was consummated pursuant to an Acquisition Agreement dated August 13, 1996, among Ascent, OCC, SpectraVision and the other parties named therein (the "Acquisition Agreement"). Pursuant to the Acquisition Agreement, OCC acquired all of the outstanding capital stock of SpectraDyne, Inc. the primary operating subsidiary of SpectraVision, together with certain other assets of SpectraVision and its affiliates. Prior to the Closing Date, OCV, formerly an 83% owned subsidiary of Ascent (approximately 79% owned on a fully diluted basis - see
Note 6), was merged (the "Merger") into a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among OCC, OCV and On Command Merger Corporation dated August 13, 1996. The Acquisition Agreement and the Merger Agreement were entered into to effect the terms of the Agreement dated April 19, 1996 entered into among Ascent, OCV and the other parties named therein and to effectuate the transactions contemplated thereby.

    As of the Closing Date, Ascent and the minority stockholders of OCV received 21,750,000 shares of OCC common stock (72.5% of the initial outstanding OCC common stock). Of these shares, Ascent received 17,149,766 shares. In consideration of the acquisition of the assets and properties of SpectraVision by OCC, 8,041,618 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to SpectraVision's creditors. Additionally, 208,382 shares were held in reserve pursuant to the Acquisition Agreement for potential adjustments. This reserved stock will either be distributed to Ascent and the OCV minority stockholders or to the SpectraVision bankruptcy estate for the benefit of SpectraVision's creditors. Assuming no OCV stockholders exercise their appraisal rights in connection with the transaction and without giving effect to the Reserve Stock, Ascent owns approximately 57.2% of the outstanding common stock of OCC.

    In connection with the Acquisition and the Merger, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC, after exercise of the warrants). The warrants have a term of 7 years and an exercise price of $15.27 per share of OCC Common Stock. Series A Warrants to purchase on a cashless basis an aggregate of 1,425,000 shares of OCC common stock were issued to the former OCV stockholders, of which Ascent received warrants to purchase 1,124,325 shares; Series B Warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to creditors; and, at the direction of Ascent and OCV, Series C Warrants were issued to OCC's investment advisors to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration of certain investment banking and advisory services provided in connection with the transactions.


3.  Investments and Denver Arena Development Project

    As discussed in Note 15 to the Company's 1995 financial statements, on March 28, 1996, the Company entered into an agreement with The Anschutz Corporation ("TAC") pursuant to which the Company purchased all of TAC's interests in the proposed arena development project in Denver and related goodwill, rights, plans, specifications, drawings, contracts, relationships, approvals, permits and other work product of every kind that had been generated by the efforts of TAC and Ascent with respect to the proposed arena (the "Arena Assets"), and TAC agreed to use reasonable efforts to facilitate the development and construction of the proposed arena. Ascent and TAC had worked together on the proposed arena development from early 1994 until September 1995. In consideration for TAC's interest in the Arena Assets and its agreement to facilitate development of the proposed arena, Ascent paid TAC $6,600,000 in cash. On a contingent and non-interest bearing basis Ascent agreed to pay TAC an additional $5,000,000 and grant a paid-up suite license, both linked to the construction and occupancy of the proposed arena. This obligation, net of discount, has been accrued and is included in the accompanying balance sheet in short-term debt ($2,500,000) and long-term debt ($2,000,000) at September 30, 1996.

    Also pursuant to the agreement with TAC, as of March 30, 1996, Ascent purchased all of TAC's interests in New Elitch Gardens, Ltd. ("Elitch Gardens"), a company which owns and operates an amusement park in downtown Denver, for $4,100,000 in cash. This purchase increased Ascent's limited partnership interest in Elitch Gardens from 13% to 26% of the outstanding partnership units.

    On March 28, 1996, the Company entered into a Land Purchase Agreement (the "Agreement") with Southern Pacific Transportation Company ("SPT") pursuant to which the Company would purchase approximately 49 acres in Denver as the site for the proposed arena for $20,000,000. Pursuant to the Agreement, the closing of the land purchase had to have occurred on or before June 28, 1996. The closing did not take place by this time and the Agreement terminated. It is management's belief that SPT will reinstate the Agreement and the closing date for the Agreement will be extended. If the Agreement is reinstated, consummation of the transaction would be subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City and County of Denver regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their existing leases at their current arena, McNichols Arena. The Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and provide continuing indemnification with regard to certain environmental liabilities.

   In September, 1996, the Company recorded a $1,800,000 reserve on its limited partnership investment in Elitch Gardens, based on the announced sale of the amusement park to Premier Parks, Inc. The Company's share of proceeds from the sale, which closed on October 30, 1996, may be subject to certain future adjustments, including future contingencies.


4.   Debt

   In conjunction with the SpectraVison acquisition, OCC obtained a $125 million credit facility with a bank, (the "OCC Credit Facility") dated as of October 8, 1996. The OCC Credit Facility consists of (i) a 364-day revolving credit and competitive advance facility which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five year revolving credit and competitive advance facility; provided, however, that any amounts borrowed under the five year facility will reduce the amount available under the 364-day facility. Revolving loans extended under the OCC Credit Facility generally will bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.50% to 0.75% depending on certain operating ratios of OCC. The OCC Credit Facility contains customary covenants, including, among other things, compliance by OCC with certain financial covenants. The OCC Credit Facility limits OCC's ability to incur indebtedness or pay dividends, but does not preclude OCC from paying cash dividends on its Common Stock. Upon the closing of the SpectraVision acquisition, OCC borrowed $92.0 million under its credit facility to (i) pay-off debt obligations of SpectraVision of approximately $40.0 million, (ii) pay-off intercompany obligations of OCV to Ascent and other OCC obligations of approximately $43.6 million and (iii) to pay certain administrative claims and other bankruptcy costs of SpectraVision and its affiliated debtors of approximately $8.4 million.

   On the Closing Date, Ascent also entered into a new credit agreement (the "Ascent Credit Facility") with the same bank as OCC. The Ascent Credit Facility provides for borrowings of up to $200 million, consisting of a 364-day secured revolving credit facility. This facility, subject to certain conditions, will be renewable for two 364-day periods. Revolving loans extended under the Ascent Credit Facility generally will bear interest at LIBOR plus a spread that may range from 2.00% to 2.50% depending on certain operating ratios of Ascent. The Ascent Credit Facility provides that at no time will amounts outstanding under the facility exceed (a) $125.0 million, until Ascent shall have received consent from the NBA and NHL to pledge Ascent's interests in the Nuggets and Avalanche, respectively, and thereafter (b) the sum of (i) up to $100 million secured by first priority pledges of, and liens on, the equity interests in all of Ascent's subsidiaries (excluding OCC), plus (ii) 50% of the value of the OCC Common Stock owned by Ascent, secured by a pledge of such stock. The company expects to obtain the consents from the NBA and NHL prior to December 31, 1995. The Ascent Credit Facility also contains covenants requiring Ascent to maintain certain financial covenants, limits Ascent's ability to incur indebtedness and precludes Ascent from paying cash dividends on its Common Stock. Upon the closing of the Ascent Credit Facility, Ascent extinguished borrowings of $145.0 million outstanding under its then existing $175.0 million credit facility with a different bank. The Company utilized funds received from OCC of $39.3 million and borrowed $110.0 million under its new credit facility to extinguish its outstanding bank obligations, including accrued interest, and other Ascent obligations. The Company will record an extraordinary loss of approximately $500,000 during the fourth quarter of 1996 in connection with the extinguishment of its previous credit facility.


5.  Restructuring

   During the third quarter of 1995, management of the Company decided to discontinue the Satellite Cinema scheduled movie operations. As a result of this decision, a restructuring charge of $10,866,000 was recorded in the third quarter of 1995. The components of this restructuring charge included a write-down of property and equipment of $5,140,000 to their estimated salvage value, an accrual for severance costs of $1,010,000 and a charge of $4,716,000 for costs related to contractual commitments that would not be fulfilled. Through September 30, 1996, the Company has made cash payments for severance costs and contractual commitment costs totaling $4,936,000 and has written-off other assets of $129,000 relating to contractual commitments. The Company has $661,000 remaining in restructuring accruals as of September 30, 1996, which is primarily for severance and contractual obligations to be paid through July, 1997. Although subject to future adjustment, management of Ascent believes it has adequate reserves as of September 30, 1996, to complete the restructuring plan of Satellite Cinema's operations. During the nine month period ended September 30, 1995, Satellite Cinema operations reflected revenues of
$20,204,000 and an operating loss, before allocation of general and administrative expenses, of $5,662,000.

    In December 1995, the assets and contracts relating to Satellite Cinema rooms not transitioned to OCV were sold for a $4,000,000 promissory note due in June 1996. The assets sold consisted principally of installed video systems and related equipment inventory with payment of the note dependent on the buyer's ability to deploy the purchased assets profitably. Accordingly, as of December 31, 1995, Ascent did not record the note receivable due to the uncertainty of its collection and included the net book value of the assets sold of $1,689,000 in Other Long Term Assets in the accompanying balance sheet. Payments totaling $2,900,000 were received on the note in July and August of 1996 with collection of the remaining balance dependent upon the buyer obtaining additional sources of cash. During the quarter ended September 30, 1996, the Company reflected the sale of the assets and recorded a gain of $400,000, net of disposal costs.


6.  Other Matters

   In August 1996, the Company, OCV and Hilton Hotels Corporation ("Hilton") entered into a letter agreement providing for the cancellation of 470,588 shares of OCV common stock issued to Ascent pursuant to the Contribution Agreement entered into between OCV and the Company in September, 1995 ("Contribution Agreement"). The Contribution Agreement set forth the terms and conditions of the transaction whereby OCV acquired certain assets from Ascent. As a result of the cancellation of these shares, Ascent's ownership interest in OCV was reduced from 84% to 83% (prior to the consummation of the SpectraVision transaction see
Note 2). Pursuant to the Corporate Agreement between COMSAT Corporation (COMSAT) and Ascent, COMSAT had indemnified Ascent with respect to the adjustment effected by the August 1996 letter agreement.

   The August 1996 letter agreement also provided for an extension of the date on which the exercise price of 410,561 warrants previously issued to Hilton by OCV would increase from June 1, 1996 to the later of (i) 90 days after the closing or the abandonment of the proposed transaction with SpectraVision or
(ii) December 1, 1996. On October 7, 1996, Hilton exercised its warrants under the terms of the letter agreement and OCV received consideration of approximately $10,685,000. In turn, OCV distributed a pro rata dividend to its stockholders, consisting of a cash dividend to its minority stockholders of $1,781,000 and a promissory note in the amount of $8,904,000 (which OCV had received from Hilton) for Ascent's portion of the dividend, pursuant to the letter agreement. The letter agreement provides Hilton the right to put to Ascent all, but not less than all, of the warrant shares of OCV common stock held by Hilton (or OCC Common Stock into which they were converted) which Hilton still owns on the date 90 days after the closing of the transaction with SpectraVision at the same exercise price at which Hilton exercised its warrants. Accordingly, if Hilton elects to sell its current shares of OCC Common Stock to Ascent, Hilton could cancel the promissory note assigned to Ascent and demand payment for the balance of its warrant shares of OCC common stock.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF OPERATIONS

Consolidated Operations

   Three months ended September 30, 1996 compared to Three months Ended September 30, 1995

    Revenues for the third quarter of 1996 were $33.9 million, a decrease of $3.6 million or 10%, as compared to $37.5 million in revenues for the third quarter of 1995. Third quarter 1995 revenues included $6.4 million of revenue from the Company's Satellite Cinema business, which ceased operations on December 31, 1995. Excluding this 1995 revenue source, the Company reported an increase in revenues of $2.8 million during the third quarter of 1996 over the comparable period in 1995. This increase is primarily attributable to a $3.7 million increase in revenues at OCV within the Multimedia segment. The Entertainment segment reflected a decrease in revenues of $1.3 million during the third quarter of 1996 from the comparable period in 1995. During the third quarter of 1995, Beacon generated revenues from 3 motion pictures. During the third quarter of 1996, Beacon had no movie releases and generated minimal revenues from prior movie releases.

    Cost of services for the third quarter of 1996 were $21.5 million, a decrease of $5.7 million or 21% compared to the third quarter of 1995. This decrease is attributable to the elimination of $7.8 million in costs from the termination in 1995 of the Satellite Cinema pay-per-view operations partially offset by the overall increase in the number of pay-per-view rooms served by OCV.

    Depreciation and amortization for the third quarter of 1996 was $17.0 million, an increase of $2.3 million or 15% compared to the third quarter of 1995. This increase reflects a higher installed room base and the resulting increase in depreciation at OCV, and the amortization of the intangible assets associated with the Avalanche acquisition in July 1995.

    General and Administrative expenses for the third quarter of 1996 were $2.6 million, a decrease of $700,000 or 21% compared to the third quarter of 1995. This decrease primarily reflects the reduction of approximately $1.0 million in certain general and administrative service charges from COMSAT offset by an increase in costs associated with the relocation of the Company's headquarters to Denver and the costs associated with being a publicly traded corporation in 1996.

    The provision for restructuring during the third quarter of 1995 resulted from the discontinuation of Satellite Cinema's lower margin, scheduled, satellite-delivered pay-per-view service. (See note 5 to the accompanying condensed consolidated financial statements).

    Other income (expense) increased by $1.4 million in the third quarter of 1996 as compared to the same period last year. During the third quarter of 1996, the Company recorded a $1.8 million reserve on the Company's limited partnership investment in Elitch Gardens (see Note 3 to the accompanying condensed consolidated financial statements), as compared to a $900,000 charge recorded in the third quarter of 1995 for expenses related to the new arena in Denver. The improvement in other income during the quarter was also attributable to the Company's recognition of gains of $1.9 million from the sale of investment securities and $400,000 realized from the sale of certain Satellite Cinema assets.

    Interest expense increased $2.1 million in the third quarter of 1996 as compared to the third quarter of 1995. This increase is the result of the borrowings incurred in conjunction with the Company's initial public offering (the "Offering") in December 1995 (see Note 5 to the Company's 1995 financial statements) and the additional borrowings incurred by the Company during 1996 to meet capital expenditure and investment requirements.

    The Company recorded an income tax benefit of $2.7 million in the third quarter of 1996 as compared to an income tax benefit of $5.9 million in the third quarter of 1995, reflecting an effective tax rate of 31% in both periods.

    Minority interest reflects the earnings attributable to the minority interest in the Company's 83% owned subsidiary, OCV.


   Nine Months ended September 30, 1996 compared to Nine Months ended September 30, 1995

    Revenues for the nine months ended September 30, 1996 were $152.6 million, an increase of $18.3 million or 14% over the $134.3 million in revenues for the nine months ended September 30, 1995. The increase in the Multimedia Distribution segment is primarily attributable to an increase of $20.0 million in revenues from OCV and a $1.6 million increase in revenues at ANS. The increase in the Entertainment segment is primarily attributable to the inclusion of revenues of $24.2 million from the Avalanche, which was acquired in July 1995 and was not included in the consolidated results until the second half of last year. These increases are offset by the recognition in 1995 of revenues from the receipt of a non-recurring $8.8 million NBA expansion fee payment and $20.2 million of revenue from the Company's discontinued Satellite Cinema business.

    Cost of services for the nine months ended September 30, 1996 were $114.1 million, an increase of $21.7 million or 23% over the nine months ended September 30, 1995. The significant increase is primarily attributable to the inclusion of the Avalanche, the overall increase in the number of pay-per-view rooms served by OCV and the amortization of film costs at Beacon. These increases were partially offset by a decline in costs from the termination in 1995 of the Satellite Cinema pay-per-view operations. The decline in margin is primarily attributable to the absence of NBA expansion fees in 1996 and the negative operating margins of Beacon, the Nuggets and the Avalanche in 1996.

    Depreciation and amortization for the nine months ended September 30, 1996 was $48.9 million, an increase of $9.6 million or 24% over the nine months ended September 30, 1995. This increase reflects a higher installed room base and the resulting increase in depreciation at OCV, and the amortization of the intangible assets associated with the Avalanche acquisition in July 1995.

    General and administrative expenses for the nine months ended September 30, 1996 were $7.7 million, a decrease of $400,000 or 5% compared to the nine months ended September 30 of 1995. This decrease reflects the reduction of approximately $2.2 million in certain general and administrative charges from COMSAT during the nine months ended September 30, 1996, offset by an increase in costs associated with the relocation of the Company's headquarters to Denver and the costs associated with being a publicly traded corporation in 1996.

    Other income (expense) improved by $2.3 million during the nine months ended September 30, 1996, as compared to the same period last year. During the nine months ended September 30, 1996, the Company recorded $2.6 million of losses relating to its limited partnership investment in Elitch Gardens. Of these losses, $1.8 million reflects a reserve taken on the Company's investment in Elitch's due to the sale (see Note 3 to the condensed consolidated financial statements) and $500,000 for its equity in the losses of Elitch's prior to sale. The nine months ended September 30, 1995, included a $1.5 million charge for settlement of a lawsuit brought by a former employee of OCV and a $900,000 charge recorded for expenses related to the new arena in Denver. The improvement in other income during the nine months ended September 30, 1996 was also attributable to the Company's recognition of gains of $1.9 million from the sale of investment securities and $400,000 realized from the sale of certain Satellite Cinema assets.

    Interest expense increased $5.5 million in the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. This increase is the result of the borrowings incurred in conjunction with the Offering in December 1995 (see Note 5 to the Company's 1995 financial statements) and the additional borrowings incurred by the Company during the nine months ended September 30, 1996 to meet capital expenditure and investment requirements.

    The Company recorded an income tax benefit of $7.2 million in the nine months ended September 30, 1996 as compared to an income tax expense of $5.7 million during the same period last year, reflecting a effective tax rate of 30% in both periods.

    Minority interest reflects the earnings attributable to the minority interest in the Company's 83% owned subsidiary, OCV.

Segment Operating Results

    As discussed in Note 12 to the Company's 1995 financial statements, Ascent reports operating results in two segments: multimedia distribution and entertainment. Results by segment and certain information regarding the pay-per-view customer base and certain statistical data affecting pay-per-view rooms follows:




                                 Three Months Ended September 30, Nine Months ended
September 30,
                                        1996     1995          1996       1995
                                                    (dollars in millions)
Income Statement Data:

Revenues:
    Multimedia Distribution (1)    $  31.5    $  33.8         $ 97.4    $  96.0
    Entertainment.............         2.4        3.7           55.2       38.3
    Total Revenues (1)........     $  33.9    $  37.5         $152.6    $ 134.3

Operating Income (Loss):
    Multimedia Distribution...     $    .4    $ (11.2)        $  4.6    $  (9.5)
    Entertainment.............        (5.0)      (4.1)         (15.1)       1.0
    General & Administrative..        (2.6)      (3.3)          (7.7)      (8.1)
       Total operating
        income (loss)              $  (7.2)   $(18.6)         $(18.2)   $ (16.6)

Other Data:

EBITDA: (2)
    Multimedia Distribution...     $  14.6    $  11.8         $ 44.5    $  34.7
    Entertainment ............        (2.2)      (1.4)          (6.1)       7.1
    General & Administrative..        (2.6)      (3.3)          (7.7)      (8.1)
       Total EBITDA...........     $   9.8    $   7.1         $ 30.7    $  33.7

Capital Expenditures:
    Multimedia Distribution...     $  24.3    $  14.5         $ 64.2    $  56.8
    Entertainment.............          .5         .5            9.2        2.5
        Total capital expenditures $  24.8    $  15.0         $ 73.4    $  59.3


    OCV installed rooms with On Demand Service (3)           441,000    333,000
    OCV On Demand backlog rooms (3)                           85,000    116,000

(1)   In connection  with the acquisition by OCC of OCV and  SpectraVision  (see
      Note 2 to the condensed consolidated financial statements), OCC will reclassify certain income statement amounts in OCV's historical financial statements to be consistent with the presentation used by SpectraVision, Inc. and to conform to a more common presentation used by providers of in-room entertainment to the lodging industry. Specifically, OCV has historically reflected certain costs as a reduction of Revenues and will now classify such costs as a Cost of Service. This reclassification will have no impact on either OCC's or Ascent's operating income (loss). Accordingly, Ascent will conform its presentation to that of OCC's during the fourth quarter of 1996 in conjunction with its annual report on Form 10-K. If Ascent would have made these reclassifications as of September 30, 1996, consolidated Revenues and Cost of Services would have both increased by $3.3 million and $2.4 million for the three months ended September 30, 1996 and 1995, respectively, and $9.6 million and $5.9 million for the nine months ended September 30, 1996 and 1995, respectively. Accordingly, Revenues for the Multimedia Distribution segment would have increased to $34.8 million and $36.2 million for the three months ended September 30, 1996 and 1995, respectively, and $107.0 million and $101.9 million for the nine months ended September 30, 1996 and 1995, respectively.

(2) Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements presented in Item 1 above, and discussed in "Liquidity and Capital Resources" below.

(3) OCV installed rooms with On Demand Service represents the approximate number of hotel rooms served by OCV's on demand pay-per-view movie system as of the end of the period. OCV backlog represents the approximate number of hotel rooms which are awaiting installation of OCV equipment.


Multimedia Distribution

   The Multimedia Distribution segment includes the results of OCV and ANS. The segment's third quarter revenues for 1996 decreased $2.3 million over last year's third quarter. Excluding the revenue of $6.4 million from Satellite
Cinema, which ceased operations at the end of 1995, revenue increased $4.0 million or 15% in the third quarter of 1996 over the third quarter of 1995. Year-to-date revenues for Multimedia Distribution increased $1.4 million over the nine months ended September 30, 1995. Absent the 1995 revenues from Satellite Cinema of $20.2 million, revenue increased $21.6 million or 28% on a year-to-date basis in 1996 over the nine months ended September 30, 1995. OCV's year-to-date revenues grew $20.0 million due to the growth in total rooms served by OCV, approximately 441,000 rooms on September 30, 1996 versus approximately 333,000 rooms one year earlier. ANS's year-to-date revenues grew by $1.6 million over the nine months ended September 30, 1995 due to an increase in support services for network customers.

   Operating income for the segment increased by $11.6 million and $14.1 million for the third quarter and nine months ended September 30, 1996, respectively, as compared to the same periods last year. During the third quarter of 1995, the Company recorded a $10.9 million restructuring charge for the discontinuance of its Satellite Cinema operations. The improvements in operating income are primarily attributable to the elimination of unprofitable Satellite Cinema operations, which reflected operating losses, before restructuring charges, of $2.9 million and $5.7 million in the third quarter and the nine months ended September 30, 1995, respectively.

   EBITDA of the Multimedia Distribution segment increased by $2.8 million and $9.8 million for the third quarter and nine months ended September 30, 1996, respectively, as compared to the same periods last year. This increase reflects a higher installed room base and the resulting increase in depreciation, the elimination of the Satellite Cinema operations and the overall improvement in operating income during the nine months ended September 30, 1996.

   Capital expenditures for the segment increased by $9.8 million and $7.4 million for the third quarter and nine months ended September 30, 1996, respectively, as compared to the same periods last year. The significant increase during the three month period ended September 30, 1996 is attributable to the procurement by ANS of equipment of approximately $5.9 million for a project to support the Microsoft-NBC (MSNBC) network to provide a partial digital upgrade of the NBC satellite transmission network. In addition, OCV continued to install approximately 9,000 - 10,000 rooms per month during the nine months ended September 30, 1996.

   As discussed in Note 2 of the condensed consolidated financial statements, in October 1996 OCV was combined with the assets of SpectraVision into OCC, as a result of which the Multimedia Distribution segment in the future will consist of OCC and ANS. It is anticipated that in the near term the acquisition of the SpectraVision assets will increase revenues of the segment, but will result in operating losses at OCC.


Entertainment

   The Entertainment segment includes the results of the Nuggets, the Avalanche, and Beacon. Revenues of the Entertainment segment for the third quarter of 1996 decreased by $1.3 million over the same quarter last year. This decrease in revenues is attributable to the lower revenues from Beacon. During the third quarter of 1995, Beacon generated significant revenues from three movies, The Baby-Sitters Club, The Road to Wellville and Princess Caraboo. During the third quarter of 1996, Beacon had no movie releases and generated minimal revenues from prior movie releases. These lower movie revenues were offset partially by revenues from four 1996 pre-season Colorado Avalanche home games, versus one in 1995. Year-to-date revenues for the Entertainment segment increased $16.9 million over the nine months ended September 30, 1995. This increase is attributed to the inclusion of Avalanche revenues of $24.2 million and ticket price increases for the Nuggets during the 1995/1996 playing season offset by the NBA expansion fee recognized during the nine months ended September 30, 1995.

   Operating losses for this segment increased by $1.0 million and $16.1 million in the third quarter of 1996 and the nine months ended September 30, 1996 as compared to the same periods last year. These declines are primarily attributable to the losses incurred by Beacon, the Avalanche and the Nuggets and the absence of NBA expansion fees in 1996.

   EBITDA for the Entertainment segment declined by $.8 million and $13.2 million for the third quarter and nine months ended September 30, 1996, respectively, as compared to the same periods last year. Once again, this decline primarily reflects the operating losses incurred by Beacon, the Avalanche and the Nuggets and the absence of the NBA expansion fees in 1996.

   Capital expenditures for the Entertainment segment during the third quarter of 1996 decreased by $.3 million over the same quarter last year. This decrease is primarily attributable to the incurrence of leasehold improvements at McNichols Arena in Denver for hockey operations during the third quarter of 1995. Capital expenditures for the nine months ended September 30, 1996 increased by $6.5 million over the same period last year. This increase is attributable to the purchase in March 1996 of TAC's interests in the proposed arena and development project in Denver (see Note 3 to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES


   The primary sources of cash during the nine-months ended September 30, 1996 were cash from operations of $28.4 million, short-term borrowings of $68.0 million under Ascent's then existing credit facility (see Note 5 of the Company's 1995 financial statements), proceeds of $1.9 million from the sale of investment securities and the collection of $2.9 million on a note receivable. Cash was expended primarily for property and equipment, including capital expenditures of $57.5 million for the continuing installation by OCV of on-demand systems, $6.6 million for the development of the proposed arena in Denver and the funding of $32.3 million incurred by Beacon for the initial costs relating to the development and production of three motion pictures. During the nine months ended September 30, 1996, the Company funded 100% of the production costs of these motion pictures as the distribution and financing agreements for these pictures with Beacon's film distributors and other financing sources had not been finalized or the payments under those agreements are not due until the pictures are delivered. During October and November, 1996, the Company received approximately $25.2 million with respect to these production cost expenditures pursuant to the terms of the related distribution and financing agreements, the majority of which constitutes funds advanced against delivery of the films.

   The Company's negative working capital position increased by $61.4 million from December 31, 1995 to September 30, 1996. This is primarily attributable to an increase in short-term debt of $70.5 million used mainly for the acquisition of long-term assets of $54.0 million Excluding the short-term debt increase, the working capital position improved by $9.1 million reflecting a reduction in deferred revenue related to both the Nuggets and the Avalanche due to the completion of their respective playing seasons.

   The Company has access to short-term financing and OCC has access to short-term and long-term financing under their respective Credit Facilities. In conjunction with the closing of the Company's and OCC's new credit facilities (see Note 4 to the condensed consolidated financial statements) the Company has available bank borrowings sufficient to meet both its capital and operating requirements.

   The Company's cash requirements through the remainder of 1996 are expected to include (i) the continuing installation by OCC of on-demand systems, (ii) funding the working capital requirements of the operating subsidiaries of Ascent (excluding OCC), and (iii) the payment of interest under the Ascent and OCC Credit Facilities. The Company anticipates that capital expenditures for the continued installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC Credit Facility. While the Company continues to plan to finance the construction of the new arena in Denver, whereby the Company's equity participation will consist of expenditures totaling $20-$25 million, of which approximately $12.0 million has been incurred, any additional cash expenditures for such participation will be delayed until calendar 1997 due to continued delays in reaching an agreement with the City and County of Denver. Beacon's capital requirements with respect to the funding of its current movie productions will be minimal through the remainder of 1996.

   Management of the Company believes that available cash and funds available under the Ascent Credit Facility and the OCC Credit Facility will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements through the remainder of 1996.

   Pursuant to the Company's Corporate Agreement with COMSAT, the Company has agreed not to incur any indebtedness, other than that under Ascent's $175 million revolving credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $175 million in the aggregate, without COMSAT's consent. The Corporate Agreement also provides that, for so long as COMSAT owns at least 50% of Ascent's outstanding Common Stock, Ascent will utilize reasonable cash management procedures and use its reasonable best efforts to minimize its excess cash holdings.

   In connection with the closing of the SpectraVision transaction, and in consideration of Ascent's other capital requirements, COMSAT consented to permit Ascent to incur consolidated indebtedness (including indebtedness of OCC) of up to $216 million under the Corporate Agreement; provided, that: (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness in excess of $175 million may only be incurred to satisfy funding requirements for 1996. Also in connection with the SpectraVision transaction, Ascent and OCC entered into a Corporate Agreement (the "OCC Corporate Agreement"), pursuant to which OCC agreed, among other things, that for so long as Ascent owns the largest percentage (and at least 40%) of the outstanding OCC Common Stock, OCC will not incur any indebtedness, without Ascent's prior written consent, other than under the OCC Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $100 million in the aggregate; provided that not more than $50 million of such indebtedness may constitute long term debt. The OCC Corporate Agreement will also provide that, for so long as Ascent owns the largest percentage (and at least 40%) of the outstanding OCC Common Stock, OCC will utilize reasonable cash management procedures and use its reasonable best efforts to minimize its excess cash holdings. As a consequence, the ability of Ascent and OCC to utilize the Ascent Credit Facility and the OCC Credit Facility, respectively, will be subject to the limitations described above.

   A primary purpose of the COMSAT Corporate Agreement is, and a primary purpose of the OCC Corporate Agreement will be, to require Ascent to coordinate its consolidated capital requirements with COMSAT so that COMSAT can monitor compliance with the regulations of the Federal Communications Commission ("FCC") applicable to the capital structure and debt financing activities of COMSAT and its consolidated subsidiaries. COMSAT is required to submit a financial plan to the FCC for review annually. Under existing FCC guidelines, COMSAT is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45%, and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio to a minimum of 1.9 to 1, and an increase in the short-term debt limit to $325 million for the 1996 plan year and until the FCC acts on COMSAT's 1997 capital plan. COMSAT has informed Ascent that COMSAT was in compliance with the short-term debt limit at September 30, 1996, and expects to be in compliance with that guideline and the other guidelines, as modified, at year end 1996.

   Ascent management believes that the $216 million aggregate limit and related restrictions on Ascent's consolidated indebtedness will be adequate to fund its consolidated operations through the end of 1996. A number of factors could cause Ascent's funding requirements to differ materially from those projected, including, but not limited to, the operating performance of Ascent's subsidiaries, unanticipated costs associated with the integration of SpectraVision's and OCV's businesses, the level of ticket sales and other revenues by Ascent's professional sports franchises, and other market conditions. Prior to 1997, it will be necessary for Ascent to seek approval from COMSAT to increase its debt limit, and for OCC to seek approval from Ascent to increase its debt limit. As part of Ascent's 1997 operating and capital planning process, Ascent management will request that COMSAT increase Ascent's debt limit beginning in January 1997. There can be no assurance, however, that COMSAT will approve an increase in Ascent's debt limit. If Ascent were not to obtain approval to increase its debt limit, Ascent would be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt, sell assets or sell equity, and it is highly unlikely that Ascent would approve an increase in OCC's debt limit. If OCC's debt limit were not increased, OCC may be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt, sell assets or sell equity.

   COMSAT has also informed Ascent that if COMSAT were to fail to satisfy one or more of the FCC guidelines as of an applicable measurement date, COMSAT would be required to seek advance FCC approval of future financing activities on a case by case basis. If such approval were not granted, Ascent could be required to reduce or reschedule planned capital investments, reduce cash outlays, reduce debt or sell assets or equity.

   Finally, on October 18, 1996 COMSAT announced that it intends to divest its 80.67% percent ownership interest in Ascent through a sale, spin-off or other transaction. COMSAT has engaged Morgan Stanley & Co. Incorporated to act as its financial advisor for the divestiture.

PART II.     OTHER INFORMATION


Item 1.   Legal Proceedings
          None.

Item 2.   Change in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (A) Exhibits

               2.1 Agreement and Plan of Merger, dated as of August 13, 1996, by and among On Command Corporation, On Command Merger Corporation and On Command Video Corporation. (Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4 (File No.
                    333-10407) of On Command Corporation.)

               2.2   Acquisition Agreement, dated as of August 13, 1996, by and among On Command Corporation, Ascent Entertainment Group, Inc., the Official Creditors Committee for SpectraVision, Inc. and certain of its subsidiaries, SpectraVision, Inc., SpectraDyne,Inc. and the other parties named therein. (Incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation.)

               10.1 Amended and Restated  SpectraVision and Interactive Services
                    National Agreement, dated August 31, 1993, by and between Hyatt Corporation and SpectraDyne, Inc. (Confidential treatment granted) (Incorporated by reference to Exhibit
                    10.2 of the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation.)

               10.2 Amended and Restated SpectraMax  National  Agreement,  dated
                    August 31, 1993, by and between Hyatt Corporation and SpectraDyne, Inc. (Confidential treatment granted) (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation.)

               10.3  Employment Agreement dated as of September 11, 1996 between
                    On Command Corporation and Robert M. Kavner.

               10.4  Second Amendment to Development, Production and Domestic
                    Development Agreement between Beacon Communications Corp. and Sony Pictures Entertainment dated as of July 22, 1996. (Confidential treatment requested).

               10.5  Development, Production and Domestic Development Agreement
                    between Beacon Communications Corp. and Universal City Studios, Inc. dated as of July 10, 1996. (Confidential treatment requested)

               10.6 Letter Agreement,  dated as of August 13, 1996, among Ascent
                    Entertainment Group, Inc., Ascent Network Services, Inc., On Command Video Corporation, COMSAT Corporation and Hilton Hotels Corporation. (Incorporated by reference to Exhibit 10.7(c) of the Registration Statement on Form S-4 (File No. 333-10407) of On Command Corporation.)

               10.7 Credit  Agreement  dated as of October 8, 1996 among  Ascent
                    Entertainment Group, Inc., the Lenders named therein and NationsBank of Texas, N.A., as the Administrative Agent.

               10.8 Credit  Agreement  dated  as of  October  8,  1996  among On
                    Command   Corporation,   the  Lenders   named   therein  and
                    NationsBank of Texas, N.A., as the Administrative Agent.

               27.0  Financial Data Schedule


          (B) Reports on Form 8-K:


              1. The Registrant  filed with the Commission on September 26, 1996 a Form 8-K (as  amended  by a Form 8-K/A  filed on October  17,
                 1996) describing (i) the election of Allen E. Flower to the Board of Directors of the Company and (ii) anticipated changes to the Registrant's liquidity and capital resources as a result of the proposed acquisition of SpectraVision, Inc. and other capital requirements of the Company.

              2. The Registrant  filed with the Commission on October 25, 1996 a
                 Form 8-K, describing the acquisition of the assets and certain liabilities of SpectraVision, Inc. by On Command Corporation, a subsidiary of the Registrant. Financial Statements included in this Form 8-K are as follows:



                 (1) The following financial statements of SpectraVision, Inc. were incorporated by reference from Amendment No. 3 to the On Command Registration Statement on Form S-4, commission file no. 333-10407, filed with the Commission on October 7, 1996:

                 Audited Financial Statements for the years ended December 31, 1995, 1994 and 1993, including:

                 Independent Auditors' Report

                 Consolidated Statements of Financial Position at December 31, 1995 and 1994

                 Consolidated Statements of Operations for the years ended December 31,1995, 1994 and 1993

                 Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements

                 Unaudited Interim Financial Statements for the six months ended June 30, 1996 and 1995

                 Condensed Consolidated Balance Sheets at June 30, 1996 and December 31, 1995

                 Condensed Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements

              (2) The following financial statements of OCV, were incorporated by reference from Amendment No. 3 to the On Command Registration Statement on Form S-4, commission file no. 333-10407, filed with the Commission on October 7, 1996:

                 Audited Financial Statements for the years ended December 31, 1995, 1994 and 1993

                 Report of Deloitte & Touche LLP

                 Report of Ernst & Young LLP, Independent Auditors

                 Balance Sheets at December 31, 1995 and 1994

                 Statements of Income for the years ended December 31, 1995, 1994 and 1993

                 Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

                 Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                 Notes to Financial Statements

                 Unaudited Interim Financial Statements for the six months ended June 30, 1996 and 1995

                 Condensed Consolidated Balance Sheets at June 30, 1996 and December 31, 1995

                 Condensed Consolidated Statements of Income for the six months ended June 30, 1996 and 1995


                 Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements




                                  SIGNATURES


          Pursuant to the requirements on the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ascent Entertainment Group, Inc.


By:  /s/ David A. Holden
     David A. Holden
     Controller

Date: November 13, 1996