Form 10-Q/A
period 1996-09-30
ASCENT ENTERTAINMENT GROUP INC
filed 1997-01-06
CIK 1002666

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A


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

 This Amendment on Form 10-Q/A is being filed to amend Exhibits 10.4 and 10.5.

                                  SIGNATURES


          Pursuant to the requirements on the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ascent Entertainment Group, Inc.


By:  /s/ David A. Holden
     David A. Holden
     Controller

Date: January 6, 1997