Form 10-K405/A
period 1995-12-31
ASCENT ENTERTAINMENT GROUP INC
filed 1997-02-20
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 2
                                  FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          COMMISSION FILE NO. 0-27192

                        ASCENT ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    52-1930707
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                                One Tabor Center
                      1200 Seventeenth Street, Suite 2800
                             Denver, Colorado 80202
             (Address and Zip Code of principal executive offices)

     Registrant's telephone number, including area code:  (303) 626-7000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
    Title of each class                            which registered
    -------------------                            ------------------------
    Common Stock, par value $.01                   NASDAQ National Market

    Securities registered pursuant to Section 12(g) of the Act:  None.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X       No
                                                      ---         ---

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

    29,752,000 shares of Common Stock were outstanding on March 25, 1996.

ASCENT ENTERTAINMENT GROUP, INC.

FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 1995

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:


                                    Part II

                                                                            PAGE

Item 6.  Selected Financial Data has been amended to reflect the
         Company's restated historical financial statements and
         also includes enhancements to the previous disclosures
         contained therein. . . . . . . . . . . . . . . . . . . . . . . . .   2

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations has been amended
         as a result of the restatement of the Company's
         historical financial statements. . . . . . . . . . . . . . . . . .   4

Item 8.  Financial Statements and Supplementary Data has been amended to refer to the Company's restated financial
         statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


                                    Part IV

Item 14: Exhibits, Financial Statement Schedules and Reports on
         Form 8-K has been amended to include the Company's restated
         historical financial statements. . . . . . . . . . . . . . . . . .  35


    This Amendment No. 2 to the Company's Annual Report on Form 10-K/A is being filed as a result of the Company's restatement of its consolidated financial statements for the year ended December 31, 1995. To the extent this amended filing is inconsistent with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as amended by Amendment No. 1 on Form 10-K/A (the "original filing"), the original filing is hereby superseded and amended. To the extent the original filing is unaffected by this restatement, the original filing has not been updated or corrected to reflect events occurring subsequent to the date of the original filing.

ITEM 6. SELECTED FINANCIAL DATA FOR THE REGISTRANT FOR EACH OF THE LAST FIVE FISCAL YEARS.

Following is selected income statement data for the Company for the five years ended December 31, 1995 and selected balance sheet data at December 31 of each of those years. As discussed in Note 16 to the Company's
Consolidated Financial Statements included in Item 8, the Company has restated the consolidated financial statements for the year ended December 31, 1995.


                          FIVE YEAR FINANCIAL SUMMARY
                  (In thousands, except per share information)

                                                                  Year ended December 31,
                                               -----------------------------------------------------------
Income Statement Data (1):                       1991        1992         1993         1994         1995
                                               -------     --------     --------     --------     --------
                                                                                                (As Restated)
  Revenue:
    Multimedia Distribution Revenue . . . . .  $82,162     $ 81,093     $ 95,942     $120,536     $127,409
    Entertainment Revenue . . . . . . . . . .       --       20,423       26,009       36,174       64,068(2)
                                               -------     --------     --------     --------     --------
      Total Revenue . . . . . . . . . . . . .   82,162      101,516      121,951      156,710      191,477(2)
                                               -------     --------     --------     --------     --------

  Operating expenses:
    Cost of services. . . . . . . . . . . . .   59,740       72,894       82,268       98,686      144,335
    Depreciation and amortization . . . . . .   16,797       22,386       27,227       38,820       53,675
    General and administrative. . . . . . . .    2,716        7,089        7,967        9,203       10,002
    Provision for restructuring . . . . . . .                15,318(3)        --           --       10,866(4)
                                               -------     --------     --------     --------     --------
      Total operating expenses. . . . . . . .   79,253      117,687      117,462      146,709      218,878
                                               -------     --------     --------     --------     --------
  Operating income (loss) . . . . . . . . . .    2,909      (16,171)       4,489       10,001      (27,401)
  Other income (expense), net . . . . . . . .   (7,456)      (1,589)          18          695       (2,829)
  Income tax benefit (expense). . . . . . . .    3,397        5,506       (2,416)      (4,831)       9,835
  Minority interest . . . . . . . . . . . . .       --          583         (362)        (265)        (628)
                                               -------     --------     --------     --------     --------
  Income (loss) before cumulative effect
    of accounting change. . . . . . . . . . .   (1,150)     (11,671)       1,729        5,600      (21,023)
  Cumulative effect of accounting change
    for income taxes. . . . . . . . . . . . .       --           --          941           --           --
                                               -------     --------     --------     --------     --------
  Net income (loss) . . . . . . . . . . . . .  $(1,150)    $(11,671)    $  2,670     $  5,600     $(21,023)
                                               -------     --------     --------     --------     --------
                                               -------     --------     --------     --------     --------

  Weighted average number of common
    shares outstanding (5). . . . . . . . . .   24,000       24,000       24,000       24,000       24,217

  Net income (loss) per share (5) . . . . . .    $(.05)       $(.49)        $.11         $.23        $(.87)

OTHER DATA:

                                                    1991       1992       1993       1994        1995
                                                  --------   --------   --------   --------- -------------
                                                                                             (As Restated)
Capital Expenditures:
    MultiMedia Distribution . . . . . . . . . .   $  8,248   $ 17,700   $ 63,708   $  89,073   $  82,903
    Entertainment . . . . . . . . . . . . . . .          -        371      1,232         980       2,208
                                                  --------   --------   --------   ---------   ---------
      Total Capital Expenditures. . . . . . . .   $  8,248   $ 18,071   $ 64,940   $  90,053   $  85,111
                                                  --------   --------   --------   ---------   ---------
                                                  --------   --------   --------   ---------   ---------

Cash Flow Data:
    Net cash provided by
    operating activities . . . . . . . . . . . .  $ 16,913   $ 27,528   $ 27,713   $  38,379   $  52,009

    Net cash used in
    investing activities . . . . . . . . . . . .  $(16,939)  $(23,212)  $(76,086)  $(119,794)  $(168,761)

    Net cash provided by (used in)
    financing activities . . . . . . . . . . . .  $  8,274   $ (3,512)  $ 51,217   $  81,554   $ 124,406

EBITDA: (6)
    MultiMedia Distribution. . . . . . . . . . .  $ 22,422   $ 31,227   $ 39,071   $  53,031   $  48,277
    Entertainment. . . . . . . . . . . . . . . .         -     (2,695)       612       4,993      (1,135)
    General & Administrative . . . . . . . . . .    (2,716)    (7,089)    (7,967)     (9,203)    (10,002)
                                                  --------   --------   --------   ---------   ---------
      Total EBITDA . . . . . . . . . . . . . . .  $ 19,706   $ 21,443   $ 31,716   $  48,821   $  37,140
                                                  --------   --------   --------   ---------   ---------
                                                  --------   --------   --------   ---------   ---------
Other:
    Number of OCV installed on-demand rooms
    (at end of period) . . . . . . . . . . . . .    11,000     37,000    124,000     248,000     361,000

    OCV on-demand backlog (at end
    of period)(7). . . . . . . . . . . . . . . .         -     27,000    137,000     128,000     113,000

BALANCE SHEET DATA
(AT END OF PERIOD)(1):
    Total assets . . . . . . . . . . . . . . . .  $120,338   $203,085   $270,473   $ 372,580   $ 502,603
    Total long-term debt . . . . . . . . . . . .         -      2,570      1,024         207      70,000
    Equity . . . . . . . . . . . . . . . . . . .   119,062    137,209    181,181     268,197     301,269

(1) Includes the Nuggets and OCV on a consolidated basis starting in the year ended December 31, 1992. Prior to that time, the Company accounted for its interest in the Nuggets and OCV using the equity method. Certain prior period amounts have been reclassified to conform with the current year's presentation.

(2) Includes $9.2 million of NBA expansion fee revenue recorded in the second quarter of 1995.

(3) Includes a restructuring charge of $15.3 million relating to the Company's decision to shift its business focus from mid-priced hotels served by Satellite Cinema's scheduled, satellite-delivered pay-per-view systems to business and luxury hotels served by OCV's on-demand technology, and the write-off of an equity investment in a company pursuing media ventures in Russia and other countries in the Commonwealth of Independent States.

(4) Includes a $10.9 million restructuring charge resulting from the discontinuation of Satellite Cinema's lower margin, scheduled, satellite-delivered pay-per-view service.

(5) Gives effect to the 24,000-for-1 stock split of the outstanding Common Stock effected upon consummation of the Offering.

(6) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the financial statements in Item 8 and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. EBITDA for the years ended December 31, 1992 and 1995 excludes the provisions for restructuring during such periods.

(7) OCV backlog represents the approximate number of hotel rooms under contract with OCV which are awaiting installation of OCV equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. As discussed more fully in Results of Operations and in Note 16 to the Consolidated Financial Statements at Item 8, the Company has restated its Consolidated Financial Statements for the year ended December 31, 1995.

    CERTAIN OF THE STATEMENTS THAT FOLLOW ARE FORWARD-LOOKING AND RELATE TO ANTICIPATED FUTURE OPERATING RESULTS. STATEMENTS WHICH LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE COMPANY HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS.

OVERVIEW

    The Company operates in two segments: Multimedia Distribution, which consists of OCV and Ascent Network Services, and Entertainment, which consists of the Denver Nuggets, the Colorado Avalanche and Beacon.

MULTIMEDIA DISTRIBUTION

    The Company will continue to derive a majority of its revenues from OCV. Revenue and income growth are expected from the continued installation of OCV systems. Historically, the Company provided satellite-delivered pay-per-view movies on a scheduled basis to the lodging industry through its Satellite Cinema division. In 1991, the Company acquired its initial interest in OCV, which provides on-demand pay-per-view service. At December 31, 1993, 1994 and 1995, the Company owned interests representing 73.5%, 79.7%, and 84.7%, respectively, of OCV. At December 31, 1995, the Company owned 78.4% of OCV on a fully diluted basis. See Note 8 of Notes to Consolidated Financial Statements.

    In 1992, the Company decided to change the focus of its in-room entertainment business from scheduled satellite-delivered service to higher margin on-demand OCV service. At the same time, OCV continued to install equipment into hotels under new seven-year contracts. As a result, from December 31, 1992 to December 31, 1995, OCV's installed base of on-demand rooms increased from approximately 37,000 rooms to approximately 361,000 rooms, while the Company's installed base of satellite-delivered scheduled service rooms decreased from approximately 264,000 rooms to approximately 151,000 rooms. In the third quarter of 1995, the Company contributed substantially all of its pay-per-view assets to OCV in exchange for OCV common stock (the "Contribution"), raising the Company's ownership in OCV by approximately 5% to 84.7%. See Note 1 of Notes to Consolidated Financial Statements. In connection with the Contribution, the Company converted, or is converting selected Satellite Cinema hotel properties to higher margin OCV services and sold or discontinued operations at the remaining hotel properties served by Satellite Cinema. As a result of these actions, the Company recorded a $10.9 million restructuring charge in the third quarter of 1995. Additional charges related to the discontinued Satellite Cinema operations may be recorded in future periods based upon actual salvage values or severance costs for additional personnel. At December 31, 1995, OCV sold the contracts to provide pay-per-view service to approximately 100,000 rooms and related equipment for a $4 million Note. (see Note 11 of Notes to Consolidated Financial Statements)

    In response to certain concerns with respect to the valuation of the consideration received by OCV in the Contribution raised by OCV's largest minority stockholder, who is also a significant customer of OCV, the Company, COMSAT and such stockholder have entered into a letter agreement to address those concerns by conducting an independent valuation (the "Valuation") and taking certain other actions. COMSAT has agreed to indemnify the Company for any costs to the Company of compensating OCV's stockholders arising out of the Valuation. The Company does not believe that the letter agreement will have a material adverse impact on its financial condition or results of operations.

    Through ANS, the Company also provides satellite distribution support services, principally to affiliates of the NBC television network. In connection with an extension of the Company's agreement with NBC through 1999, the Company agreed to reduce the amounts payable by NBC to the Company under the contract, since the original contract provided for higher payments to the Company to reimburse the Company for capital expenditures made in connection with the purchase and construction of certain equipment. As a result of this agreement, the Company expects that revenues from the NBC contract for each year from 1995 through 1999 will be approximately $12 million less than in 1994. In addition, NBC, with ANS's technical assistance, issued a request for information to certain hardware vendors in July 1995 with respect to procuring equipment necessary to upgrade the NBC distribution network to digital technology. The Company anticipates that ANS will assist NBC in upgrading to digital technology, which likely would involve significant capital expenditures on the part of the Company and would be accompanied by an extension of ANS's contract with NBC.

ENTERTAINMENT

    The Company made its initial investment in the Nuggets in 1989 with the acquisition of a 62.5% interest in a limited partnership that acquired the Nuggets. In 1991 and 1992, the Company acquired the remaining interests in the partnership. As discussed below, in December 1994, the Company acquired Beacon and, in July 1995, the Company acquired the Avalanche. As a result, the Company's results of operations for the years ended December 31, 1993 and 1994 do not include results of operations from Beacon or the Avalanche (except, in the case of Beacon, for results of operations for the month of December 1994). Similarly, the results of operations for the year ended December 31, 1995 include results of operations from the Avalanche only for the last six months.

    In December 1994, the Company acquired Beacon at a cost of approximately $29.1 million, consisting of $16.2 million in cash and liabilities assumed of $12.9 million. The purchase agreement calls for future cash consideration, which is contingent on the production and performance of up to 13 motion pictures with a total pay-out not to exceed $16.9 million. In addition, Beacon's employment agreements with its two senior executives provide for them to receive annual bonuses equal to the greater of a fixed amount or a percentage of Beacon's annual earnings before interest and taxes, with losses from prior years carried forward, and for such executives to retain a carried interest in Beacon's after-tax cash flows in excess of the Company's cumulative investment in Beacon plus a specified return.

    In July 1995, the Company acquired one of the 26 franchises in the NHL at a cost of approximately $75.8 million. The Company has moved the franchise to Denver to share Denver's McNichols Arena with the Nuggets, where the team has commenced play under the Colorado Avalanche name. The financial performance of the Nuggets and the Avalanche are, to a large extent, dependent on their performance in their respective leagues. In addition, due to the limitations of the facilities available at McNichols Arena, the Company expects the Avalanche and the Nuggets to experience operating losses as long as both teams play in McNichols Arena. The Company has proposed the construction of a new sports arena and entertainment complex in which the Nuggets and Avalanche would play, which is expected to result in increased revenues and improved operating results for both the Nuggets and the Avalanche.

    As a result of the operating losses expected to be incurred by the Avalanche and the Nuggets and operating expenses at Beacon, the Company expects to incur operating losses on a consolidated basis through the end of 1996. However, the Company expects to record positive earnings before income taxes, depreciation and amortization and positive operating cash flow during this period.

NEW ACCOUNTING PRONOUNCEMENTS.  Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensations," were issued in 1995 and will be adopted by Ascent in 1996. Ascent has elected not to adopt the recognition and measurement provisions of SFAS No. 123 but will implement the disclosure requirements beginning in 1996. The effect of adopting these statements in 1996 is not expected to be material to Ascent.

RESULTS OF OPERATIONS

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR 1995

The Company has restated its Consolidated Financial Statements for the year ended December 31, 1995. Subsequent to the issuance of the Company's 1995 Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, management determined that it had incorrectly reported certain adjustments to the carrying value of two feature films and certain development inventory acquired as part of the Beacon acquisition as purchase price allocation adjustments (which was reported as an increase to goodwill) rather than as a charge to operations in 1995. In the restated financial statements, these adjustments have been recorded as an increase to cost of services of $3,642,000. Further, the Company has determined that the allocation of the Beacon purchase price, described in Note 4 to the Consolidated Financial Statements in Item 8, should be reported as a correction of the purchase price allocation based on information which existed at the time of the acquisition of Beacon in December 1994. As a result of changing the Beacon purchase price allocation to components of intangible assets with different useful lives (increasing goodwill with a useful life of ten years by $14,341,000 and decreasing by $14,341,000 to $7,000,000 a film distribution agreement with a useful life of seven years) depreciation and amortization in the restated financial statements decreased by $1,232,000.
The net effect of these adjustments was to increase the previously reported
1995 operating loss by $2,410,000, net loss by $1,567,000 (net of a tax benefit of $843,000) and loss per common share by $.07. The restatement had no effect on the Company's cash position. See Note 16 to the Consolidated Financial Statements in Item 8.

1995 INTERIM INFORMATION. The impact of the restatement on previously reported interim information was to decrease net loss for the nine months ended September 30, 1995 by $416,000, or $.01 per share, and was to increase net loss for the fourth quarter of 1995 by $1,983,000, or $.08 per share. In addition, the corrections made to the Beacon purchase price allocation also impacted the interim balance sheet as of September 30, 1995. The amount previously reported in goodwill of $36,878,000 as of September 30, 1995 was increased to $50,480,000, an increase of $13,670,000 over the amount previously reported. Further, the amount previously reported for the film distribution agreement of $20,034,000 was decreased by $13,867,000 to $6,167,000.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    The following table sets forth certain data as a percentage of revenue and the number of hotel rooms provided with pay-per-view service for the period indicated:

                                                      1994                  1995
                                               ------------------    ------------------
                                                AMOUNT    PERCENT     AMOUNT    PERCENT
                                               --------   -------    --------   -------
                                             (DOLLARS IN THOUSANDS)          (As Restated,
                                                                             see Note 16 of
                                                                              Consolidated
                                                                                financial
                                                                               statements)
INCOME STATEMENT DATA
  Revenue:
    Multimedia Distribution..................  $120,536     76.9%    $127,409     66.5%
    Entertainment............................    36,174     23.1       64,068     33.5
                                               --------    -----     --------    -----
      Total..................................   156,710    100.0      191,447    100.0
    Cost of services.........................    98,686     62.9      144,335     75.4
    Depreciation and amortization............    38,820     24.8       53,675     28.0
    General and administrative...............     9,203      5.9       10,002      5.2
    Provision for restructuring..............        --       --       10,866      5.7
                                               --------    -----     --------    -----
    Operating income (loss)..................    10,001      6.4      (27,401)   (14.3)
    Other income (expense)...................        23       --       (3,454)    (1.8)
    Interest income..........................       672      0.4          625       .3
    Income tax benefit (expense).............    (4,831)    (3.1)       9,835      5.1
    Minority interest........................      (265)    (0.2)        (628)     (.3)
                                               --------    -----     --------    -----

    Net income (loss)........................  $  5,600      3.6%    $(21,023)   (11.0)%
                                               --------    -----     --------    -----
                                               --------    -----     --------    -----
OTHER DATA
  Pay-per-view rooms (approximate,
   as of the end of period):
    On-demand service........................   248,000               361,000
    Scheduled service........................   194,000                51,000
                                               --------              --------
      Total..................................   442,000               412,000
                                               --------              --------
                                               --------              --------

REVENUE. Revenue increased by $34.8 million, or 22.2%, to $191.5 million for the year ended December 31, 1995 from $156.7 million for the year ended December 31, 1994. Multimedia Distribution revenue increased by $6.9 million, or 5.7%, to $127.4 million for the twelve months ended December 31, 1995 from $120.5 million for the twelve months ended December 31, 1994 as a result of a 46% increase in installed on-demand rooms, offset in part by a 22% decrease in installed scheduled service rooms (primarily as a result of conversion to OCV's on-demand technology) and reduced revenue from NBC for network distribution support services. See "Overview" above. Entertainment revenue increased by $27.9 million, or 77.1%, to $64.1 million for the year ended December 31, 1995 from $36.2 million for the year ended December 31, 1994 as a result of the Nuggets' share of NBA expansion fees of $9.2 million in connection with the admission of two new teams to the NBA in 1995; the acquisition of Beacon on December 1, 1994, which generated $6.5 million in revenue; and the acquisition of the Colorado Avalanche in July 1995, which generated revenues of $12.3 million during the last six months of 1995.

COST OF SERVICES.  Cost of services for Multimedia Distribution was
$79.1 million, or 62.1% of Multimedia Distribution revenue, for the year ended December 31, 1995, compared to $67.5 million, or 56.0% of Multimedia Distribution revenue, for the year ended December 31, 1994. The decline in Multimedia Distribution margin is attributable to lower margins under the NBC contract and the Company's Satellite Cinema division, offset in part by the growth in the number of higher margin on-demand hotel rooms serviced by OCV. As discussed above under "Overview," the Company agreed to reduce its margins under the NBC contract in connection with the extension of such contract through 1999. Cost of services for Entertainment was $65.3 million, or 102% of Entertainment revenue, for the year ended December 31, 1995, compared to $31.2 million, or 86.2% of Entertainment revenue, for the year ended December 31, 1994. The decline in Entertainment margin is attributable to negative operating margins for both Beacon and the Colorado Avalanche, (as discussed above under "Overview") partially offset by NBA expansion fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for Multimedia Distribution was $45.4 million for the year ended December 31, 1995, compared to $34.9 million for the year ended December 31, 1994. This increase in depreciation and amortization is attributable to the capital investment associated with installing on-demand service systems in hotels, coupled with slightly higher installation costs per room as a result of the addition of smaller hotels to the room base. Depreciation and amortization for Entertainment was $8.3 million, or 12.9% of Entertainment revenue, for the year ended December 31, 1995, compared to $3.9 million, or 10.9% of Entertainment revenue, for the year ended December 31, 1994. This increase in depreciation and amortization is attributable to the amortization of the intangible assets acquired in the Beacon acquisition beginning in December 1994 and amortization of the intangible assets acquired in the Avalanche acquisition beginning in July 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1995 were $10.0 million, or 5.2% of revenues, compared to general and administrative expenses of $9.2 million, or 5.9% of revenues for the year ended December 31, 1994.

PROVISION FOR RESTRUCTURING. The provision for restructuring during the year ended December 31, 1995 resulted from the discontinuation of Satellite Cinema's lower margin, scheduled, satellite-delivered pay-per-view service. See "Overview -- Multimedia Distribution."

OPERATING INCOME.  As a result of the above factors, operating income
(excluding the restructuring provision) for the Multimedia Distribution segment was $2.9 million, or 2.3% of Multimedia Distribution revenue, for the year ended December 31, 1995, compared to $18.1 million, or 15.0% of Multimedia Distribution revenue, for the year ended December 31, 1994. Entertainment had an operating loss of $9.4 million, or 14.7% of Entertainment revenue, for the year ended December 31, 1995, compared to operating income of $1.1 million, or 2.9% of Entertainment revenue, for the year ended December 31, 1994.

OTHER INCOME (EXPENSE). Other expense for the year ended December 31, 1995 was $3.5 million, an increase of $3.5 million from the year ended December 31, 1994 when there were no expenses recorded as other expense. This increase is primarily due to the settlement of a lawsuit with a former employee of OCV and a charge for expenses associated with the Company's portion of certain site-specific plans for a new arena in Denver.

INTEREST INCOME (EXPENSE). Interest income for the year ended December 31, 1995 and the year ended December 31, 1994 remained constant at $0.6 million.

INCOME TAX BENEFIT (EXPENSE). Income tax benefit for the year ended December 31, 1995 was $9.8 million, compared to income tax expense of $4.8 million for the year ended December 31, 1994. See Note 10 of Notes to the Consolidated Financial Statements.

NET INCOME (LOSS). As a result of the foregoing, net loss for the year ended December 31, 1995 was $21.0 million, compared to net income of $5.6 million for the year ended December 31, 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

    The following table sets forth certain data as a percentage of revenue and the number of hotel rooms provided with pay-per-view service for the periods indicated:

                                                       1993                1994
                                               ------------------  ------------------
                                                AMOUNT    PERCENT   AMOUNT    PERCENT
                                               --------   -------  --------   -------
                                                        (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA
  Revenue:
    Multimedia Distribution..................  $95,942     78.7%   $120,536     76.9%
    Entertainment............................   26,009     21.3      36,174     23.1
                                               -------    -----    --------    -----
      Total..................................  121,951    100.0     156,710    100.0
    Cost of Services.........................   82,268     67.5      98,686     62.9
    Depreciation and amortization............   27,227     22.3      38,820     24.8
    General and administrative...............    7,967      6.5       9,203      5.9
    Operating income.........................    4,489      3.7      10,001      6.4
    Other income (expense)...................       18        -          23        -
    Interest income (expense)................        -        -         672      0.4
    Income tax expense.......................   (2,416)    (2.0)     (4,831)    (3.1)
    Minority interest........................     (362)    (0.3)       (265)    (0.2)
                                               -------    -----    --------    -----
    Net income before cumulative effect
      of accounting change.................    $ 1,729      1.4%   $  5,600      3.6%
                                               -------    -----    --------    -----
                                               -------    -----    --------    -----

OTHER DATA
  Pay-per-view rooms (approximate, as
   of the end of period):
    On-demand service......................    124,000              248,000
    Scheduled service......................    264,000              194,000
                                               -------             --------
      Total................................    388,000              442,000
                                               -------             --------
                                               -------             --------

REVENUE. Revenue increased by $34.8 million, or 28.5%, to $156.7 million for the year ended December 31, 1994 from $122.0 million for the year ended December 31, 1993. Multimedia Distribution revenue increased by $24.6 million, or 25.6%, to $120.5 million for the year ended December 31, 1994 from $95.9 million for the year ended December 31, 1993 as a result of a 39.5% increase in pay-per-view hotel room revenue resulting from a 100.0% increase in the number of on-demand installed rooms, offset by a 26.3% decrease in Satellite Cinema installed rooms. Entertainment revenue increased $10.2 million, or 39.1%, to $36.2 million for the year ended December 31, 1994 from $26.0 million for the year ended December 31, 1993 primarily as a result of a $5.3 million increase in gate receipts attributable to higher attendance at Nuggets games and participation in the NBA playoffs in the 1993-1994 season, as well as increases in sponsor, retail and local television revenues totalling $2.9 million.

COST OF SERVICES. Cost of services for Multimedia Distribution was $67.5 million, or 56.0% of Multimedia Distribution revenue, for the year ended December 31, 1994, compared to $56.9 million, or 59.3% of Multimedia Distribution revenue, for the year ended December 31, 1993. The $10.6 million increase is attributable to the increase in pay-per-view rooms served. The decrease in cost of services as a percentage of revenues reflects utilization of field service operations and other fixed costs associated with the hotel pay-per-view operations over a greater number of installed rooms.
Cost of services for Entertainment was $31.2 million, or 86.2% of Entertainment revenue, for the year ended December 31, 1994, compared to $25.4 million, or 97.6% of Entertainment revenue , for the year ended December 31, 1993. The improvement in Entertainment margin is attributable to the relatively small incremental costs associated with the increase in Nuggets' attendance and media revenues, partially offset by an increase in Nuggets' player salaries.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for Multimedia Distribution was $34.9 million for the year ended December 31, 1994, compared to $23.7 million for the year ended December 31, 1993. Depreciation and amortization for Multimedia Distribution increased as a result of the capital investment associated with installing on-demand service in hotel rooms. On-demand rooms accounted for 56% of the installed room base for the year ended December 31, 1994, compared to 32% of the installed base for the year ended December 31, 1993. Depreciation and amortization for Entertainment was $3.9 million for the year ended December 31, 1994, compared to $3.5 million for the year ended December 31, 1993.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1994 were $9.2 million, or 5.9% of revenue, compared to $8.0 million, or 6.5% of revenue, for the year ended December 31, 1993.

OPERATING INCOME (LOSS). As a result of the above factors, operating income for Multimedia Distribution was $18.2 million, or 15.1% of Multimedia Distribution revenue, for the year ended December 31, 1994, compared to $15.3 million, or 16.0% of Multimedia Distribution revenue, for the year ended December 31, 1993. Operating income for Entertainment was $1.1 million, or 2.9% of Entertainment revenue, for the year ended December 31, 1994, compared to an operating loss of $2.9 million, or 11.0% of Entertainment revenue, for the year ended December 31, 1993.

OTHER INCOME (EXPENSE). Other income was not material for the year ended December 31, 1994 and the year ended December 31, 1993.

INTEREST INCOME (EXPENSE). Interest income for the year ended December 31, 1994 was $0.7 million, compared to no interest income for the year ended December 31, 1993. The increase in interest income is primarily attributable to interest from a receivable associated with the NBC contract.

INCOME TAX BENEFIT (EXPENSE). Income tax expense for the year ended December 31, 1994 was $4.8 million compared to income tax expense of $2.4 million for the year ended December 31, 1993. See Note 10 of Notes to the Consolidated Financial Statement.

NET INCOME (LOSS). As a result of the foregoing, net income before cumulative effect of accounting change for the year ended December 31, 1994 was $5.6 million, compared to $1.7 million for the year ended December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

    Ascent consummated the Offering of its common stock on December 18, 1995. After the Offering, COMSAT continues to own a majority (80.67%) of Ascent's common stock and continues to control Ascent. In addition, Ascent's relationship with COMSAT is governed by agreements entered into in connection with the Offering, including an intercompany services agreement, a corporate agreement and a tax allocation and indemnity agreement. These agreements restrict the Company from issuing additional equity securities or incurring additional indebtedness without the consent of COMSAT.

    Prior to the Offering, the Company's operations and capital requirements were financed though internally generated funds and funds provided by COMSAT. For the years ended December 31, 1993, 1994 and 1995, the Company generated cash from operations of $27.7 million, $38.4 million, and $52.0 million, respectively. COMSAT provided financing of $41.3 million, $81.4 million, and $115.1 million for the years ended December 31, 1993, 1994 and 1995, respectively. These funds were used primarily for the acquisitions of Beacon and the NHL hockey franchise and for the installation of video systems in hotels for the Multimedia Distribution business. See "Overview" above. Property additions for the Multimedia Distribution business were $63.7 million, $89.1 million and $82.9 million for the years ended December 31, 1993, 1994 and 1995, respectively, primarily as a result of the growth of OCV on-demand service.

    Immediately prior to the consummation of the Offering, the Company's business equity, as reflected on the Company's consolidated balance sheet, was reclassified to reflect a note payable to COMSAT (the "COMSAT Note") for advances made by COMSAT to the Company, with the balance of such business equity being allocated to stockholders' equity. The Company repaid the COMSAT Note using the proceeds of the Offering and borrowing $70 million under the Company's Credit Facility.

    The Company's cash requirements through 1996 are expected to include (i) the continued installation by OCV of on-demand systems, including to a limited extent, the conversion of select hotels from satellite delivered service, (ii) an investment in a new arena and entertainment complex in Denver for use by the Nuggets and the Avalanche, (iii) the funding of the production of motion pictures and television programming at Beacon and (iv) the payment of interest under the Credit Facility.The Company anticipates that capital expenditures in connection with the continued installation by OCV of on-demand service will total approximately $60-70 million through 1996. In addition, although the Company anticipates that the cost of a new arena will be approximately $150 million, the Company anticipates that such construction may be financed through a partnership with other regional investors, with proceeds of corporate sponsorships or through project financing and other methods and that the Company's financial participation will be limited to a 10-20% equity participation, resulting in expenditures totalling $15-30 million. Capital requirements with respect to the funding of productions at Beacon will be dependent upon the number, nature and timing of the projects that the Company determines to pursue in 1996. The Company will continue to utilize the Sony Agreement or similar domestic financing and distribution agreements and when appropriate, pre-sell a portion of the international distribution rights to help fund motion picture production costs. The Company expects that the net proceeds of the Offering, together with anticipated cash flows from operations and borrowings under the Credit Facility, will be sufficient for such purposes.

    The Company's long-term capital requirements are expected to include
(i) capital expenditures to support the continued growth of OCV and to fund productions at Beacon, (ii) ANS's potential participation in an upgrade of the NBC affiliate network and (iii) the payment of interest and principle under the Credit Facility. The Company expects to fund its long-term liquidity requirements with cash flows from operations and, if necessary, additional issuances of equity and additional incurrences of debt (subject, in each case, to COMSAT's right to approve such issuances and incurrences as set forth in the Corporate Agreement between the Company and COMSAT.)

    In conjunction with the Offering, the Company entered into a $175 million credit facility which consists of (i) a 364-day revolving credit and competitive advance facility in the amount of $105 million, which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five year revolving credit and competitive advance facility in the amount of $70 million, including a $15 million letter of credit subfacility. See Note 5 of the Notes to the Consolidated Financial Statements. Upon the consummation of the Offering, the Company had approximately $105 million of available credit under the Credit Facility.

    As a consolidated subsidiary of COMSAT, the Company is subject to restrictions on its debt structure as a result of regulations applicable to COMSAT. Such regulations limit the ability of COMSAT to (i) incur consolidated short-term debt in excess of $200 million, (ii) incur consolidated long-term indebtedness in excess of 45% of COMSAT's total capitalization and (iii) incur any obligation that would cause COMSAT's consolidated ratio of net income to total interest expense to be less than 2.3 to 1. At December 31, 1995, COMSAT had no short-term debt outstanding and its long-term indebtedness was 44.2% of its total capitalization. Pursuant to the Corporate Agreement, the Company has agreed not to incur any indebtedness, other than that under the Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $175 million in the aggregate, without COMSAT's consent. Further, the Company has agreed, for so long as COMSAT owns at least 50% of the outstanding Common Stock, to utilize reasonable cash management procedures and to use its reasonable best efforts to minimize the Company's excess cash holdings.

SEASONALITY

    OCV's business is seasonal, with higher revenues realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns. Conversely, because the NHL and NBA season extend from the fall to late spring, the Company realizes the vast majority of its revenues from the Nuggets and the Avalanche during such period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Ascent Entertainment Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Ascent Entertainment Group, Inc. and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income
(loss) and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of On Command Video Corporation (a consolidated subsidiary) for the year ended December 31, 1993, which statements reflect total revenues constituting 19% of the related consolidated total for the year ended December 31, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for On Command Video Corporation for the year ended December 31, 1993 is based solely on the report of such other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and, for 1993, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Entertainment Group and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

    As discussed in Note 10 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

    As discussed in Note 16 to the consolidated financial statements, the accompanying December 31, 1995 financial statements have been restated.



Deloitte & Touche LLP
Washington, D.C.
February 14, 1996, except the second, third and fourth paragraphs of Note 15, as to which the date is March 28, 1996, and Note 16, as to which the date is February 19, 1997.

                           REPORT OF INDEPENDENT AUDITOR'S


The Board of Directors and Stockholders
On Command Video Corporation

    We have audited the balance sheet of On Command Video Corporation (a majority owned subsidiary of Comsat Video Enterprises, Inc.) as of December 31, 1993, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of On Command Video Corporation at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                           Ernst & Young, LLP


San Jose, California
January 26, 1994

                       ASCENT ENTERTAINMENT GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)
                                   ASSETS

                                                          December 31,
                                                          ------------
                                                        1994        1995
                                                        ----        ----
                                                                (As restated,
                                                                 see Note 16)

Cash ................................................ $  3,358     $ 11,012
Receivables, net (Note 2) ...........................   39,216       41,331
Deferred income taxes ...............................    2,737        4,394
Other ...............................................    6,403       10,861
                                                      --------     --------
      Total current assets ..........................   51,714       67,598

Property and equipment, net (Note 3) ................  189,371      220,602
Investments .........................................    2,891        6,628
Goodwill ............................................   49,472       47,393
Franchise rights ....................................   39,120      107,962
Film costs, net (Note 1) ............................    7,051       11,470
Other assets ........................................   32,961       40,950
                                                      --------     --------
      Total assets .................................. $372,580     $502,603
                                                      --------     --------
                                                      --------     --------

                                LIABILITIES AND EQUITY

Current maturity of long-term debt .................. $    817     $    207
Accounts payable and accrued liabilities ............   35,595       43,172
Payable to COMSAT ...................................       --        7,217
Income taxes payable ................................    3,298           --
Deferred income .....................................   20,484       35,435
                                                      --------     --------
      Total current liabilities .....................   60,194       86,031
Long-term debt (Note 5) .............................      207       70,000
Deferred income taxes -- non-current (Note 10) ......   11,564        3,593
Other long-term liabilities (Note 6) ................    8,292       13,843
Minority interest ...................................   24,126       27,867
Commitments and contingencies (Notes 6, 7, 14) ......       --           --
                                                      --------     --------
      Total liabilities .............................  104,383      201,334

Business equity .....................................  268,197
Stockholders' equity
  Preferred stock, par value $.01 per share,
    5,000,000 shares authorized, none outstanding
  Common stock, par value $.01 per share,
    60,000,000 shares authorized, 29,752,000 issued
    and outstanding .................................                   297
Additional paid-in capital ..........................               304,571
Accumulated deficit .................................                (3,599)
                                                      --------     --------
      Total stockholders' equity ....................  268,197      301,269
                                                      --------     --------
      Total liabilities and stockholders' equity .... $372,580     $502,603
                                                      --------     --------
                                                      --------     --------


    The accompanying notes are an integral part of these financial statements.

                           ASCENT ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Year ended December 31,
                                                     -------------------------------------
                                                       1993         1994         1995
                                                     --------     --------   -------------
                                                                             (As restated,
                                                                              See Note 16)
Revenues.........................................    $121,951     $156,710     $191,477
                                                     --------     --------     --------
Operating expenses
   Cost of services..............................      82,268       98,686      144,335
   Depreciation and amortization.................      27,227       38,820       53,675
   General and administration....................       7,967        9,203       10,002
   Provision for restructuring (Note 11).........          --           --       10,866
                                                     --------     --------     --------
   Total.........................................     117,462      146,709      218,878
                                                     --------     --------     --------

Operating income (loss)..........................       4,489       10,001      (27,401)
Other income (expense), net......................          18           23       (3,454)
Interest income, net.............................          --          672          625
                                                     --------     --------     --------
Income (loss) before taxes, minority interest,
   and cumulative effect of accounting change....       4,507       10,696      (30,230)
Income tax benefit (expense) (Note 10)...........      (2,416)      (4,831)       9,835
                                                     --------     --------     --------
Income (loss) before minority interest and
   cumulative effect of accounting change........       2,091        5,865      (20,395)
Minority interest................................        (362)        (265)        (628)
                                                     --------     --------     --------
Income (loss) before cumulative effect of
   accounting change.............................       1,729        5,600      (21,023)
Cumulative effect of accounting change for
   income taxes..................................         941           --           --
                                                     --------     --------     --------
Net income (loss)................................    $  2,670     $  5,600     $(21,023)
                                                     --------     --------     --------
                                                     --------     --------     --------
Earnings (loss) per share:
   Before cumulative effect of
     accounting change...........................    $    .07     $    .23     $   (.87)
   Cumulative effect of accounting change........         .04           --           --
                                                     --------     --------     --------
   Net income (loss) per share...................    $    .11     $    .23     $   (.87)
                                                     --------     --------     --------
                                                     --------     --------     --------

  The accompanying notes are an integral part of these financial statements.

                         ASCENT ENTERTAINMENT GROUP, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN THOUSANDS)


                                                                        Additional      Total
                                                  Business      Common    Paid-In    Accumulated    Stockholders'
                                                   Equity       Stock     Capital      deficit         Equity
                                                 ---------      ------  ----------   -----------    -------------
Balance at January 1, 1993....................   $ 137,209       $297     $304,571     $(3,599)       $301,269

  Net income..................................       2,670
  Net transfers from COMSAT
   and subsidiaries...........................      41,302
                                                 ---------

Balance at December 31, 1993..................     181,181

  Net income..................................       5,600
  Net transfers from COMSAT
   and subsidiaries...........................      81,416
                                                 ---------

Balance at December 31, 1994..................     268,197

  Net loss (as restated, see Note 16).........     (17,424)
  Net transfers from COMSAT
   and subsidiaries...........................     115,110
                                                 ---------
Balance at December 17, 1995 (as restated,
 see Note 16).................................     365,883

  Repayment of COMSAT loan....................    (140,000)
  Incorporation of Ascent Entertainment
   Group, Inc. (as restated, see Note 16).....    (225,883)      $240     $225,643                    $225,883
  Net proceeds from initial public
   offering on December 18, 1995..............                     57       78,928                      78,985
  Net loss (as restated, see Note 16).........                                         $(3,599)         (3,599)
                                                 ---------       ----     --------     -------        --------
 Balance at December 31, 1995 (as restated,
  see Note 16)................................          --       $297     $304,571     $(3,599)       $301,269
                                                 ---------       ----     --------     -------        --------
                                                 ---------       ----     --------     -------        --------


   The accompanying notes are an integral part of these financial statements.

                           ASCENT ENTERTAINMENT GROUP, INC.
                          CONSOLIDATED CASH FLOW STATEMENTS
                                    (IN THOUSANDS)

                                                      Year ended December 31,
                                                      -----------------------
                                                   1993        1994        1995
                                                   ----        ----        ----
                                                                       (As restated,
                                                                        see Note 16)
Cash flow from operating activities
  Net income (loss) ............................. $  2,670   $   5,600    $ (21,023)
  Adjustments for noncash expenses:
    Depreciation and amortization ...............   27,227      38,820       53,675
    Provision for restructuring .................       --          --       10,866
  Changes in operating assets and liabilities:
    Current assets ..............................   (6,615)     (7,860)     (10,034)
    Current liabilities .........................   12,747      10,095       27,749
    Noncurrent assets ...........................  (11,274)     (6,716)      (8,730)
    Noncurrent liabilities ......................    3,153      (1,981)      (1,280)
  Other .........................................     (195)        421          786
                                                  --------   ---------    ---------
    Net cash provided by operating activities ...   27,713      38,379       52,009
                                                  --------   ---------    ---------

Cash flow from investing activities:
  Purchase of property and equipment ............  (61,131)    (87,681)     (89,487)
  Investment in unconsolidated businesses .......   (1,644)         --       (3,625)
  Acquisitions ..................................  (12,606)    (33,148)     (76,249)
  Other .........................................     (705)      1,035          600
                                                  --------   ---------    ---------
    Net cash used in investing activities .......  (76,086)   (119,794)    (168,761)
                                                  --------   ---------    ---------

Cash flow from financing activities:
  Proceeds from issuance of long-term debt ......                            70,000
  Repayment of long-term debt ...................   (1,667)     (1,348)        (817)
  Proceeds from issuance of subsidiary's stock ..   11,582       1,486          209
  Repayment of COMSAT loan ......................       --          --     (140,000)
  Net transfers from COMSAT and its
    subsidiaries ................................   41,302      81,416      115,110
  Common stock issued ...........................       --          --       78,985
  Other .........................................       --          --          919
                                                  --------   ---------    ---------
    Net cash provided by financing activities ...   51,217      81,554      124,406
                                                  --------   ---------    ---------

  Net increase in cash ..........................    2,844         139        7,654
  Cash, beginning of period .....................      375       3,219        3,358
                                                  --------   ---------    ---------
  Cash, end of period ........................... $  3,219   $   3,358    $  11,012
                                                  --------   ---------    ---------
                                                  --------   ---------    ---------

Supplemental cash flow information:
  Interest paid ................................. $    274   $     293    $     166
  Income taxes paid .............................      419       7,271        1,482


    The accompanying notes are an integral part of these financial statements.

                           ASCENT ENTERTAINMENT GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              (AS RESTATED, SEE NOTE 16)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). Certain amounts reported in the financial statements and related notes have required the use of management's estimates. Actual results could differ from those estimates. The significant accounting policies that have guided the preparation of these financial statements are:

BASIS OF PRESENTATION. The accompanying financial statements present the financial position and results of operations of COMSAT Video Enterprises, Inc. ("CVE") which, until April 1995, was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). In April 1995, COMSAT formed COMSAT Entertainment Group, Inc. ("CEG") and contributed 100% of the stock of CVE to CEG. Subsequently, CEG changed its name to Ascent Entertainment Group, Inc. ("Ascent"). The terms "Company" or "Ascent" refer to the operations of CVE up to April 1995 and Ascent after that date.

    Ascent consists of CVE and CVE's ownership of On Command Video Corporation ("OCV"), the Denver Nuggets Limited Partnership (the "Nuggets"), since
December 1, 1994 Beacon Communications Corp. ("Beacon") and, since July 1, 1995 the Colorado Avalanche LLC ("Avalanche"). (See Note 4) CVE and OCV provide video distribution and pay-per-view video entertainment services to the lodging industry, and video distribution services to the National Broadcasting Company ("NBC") television network and other private networks. The Nuggets own a franchise in the National Basketball Association ("NBA"). The Avalanche own a franchise in the National Hockey League ("NHL"). Beacon is a producer of motion pictures and television programming.

    Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent split each share of common stock outstanding into 24,000 shares of common stock. Earnings per share and share amounts for all prior periods have been restated to reflect this stock split. After the Offering, COMSAT continues to own a majority (80.67%) of Ascent's common stock and continues to control Ascent. In addition, Ascent's relationship with COMSAT is governed by agreements entered into in connection with the Offering, including an intercompany services agreement, a corporate agreement and a tax allocation and indemnity agreement. These agreements restrict the Company from issuing additional equity securities or incurring additional indebtedness without the consent of COMSAT. (See Note 5)

    In the third quarter of 1995, CVE contributed substantially all of its pay-per-view video systems in hotels and related assets to OCV for OCV common stock. This transfer of net assets and shares between companies under common control has been accounted for at historical cost. This transaction raised Ascent's ownership to 84.7%, an increase of 5%.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries. Significant intercompany transactions have been eliminated. Minority interest on the balance sheet consists of the interest of other shareholders in OCV.

CASH FLOW INFORMATION. Ascent considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.


GOODWILL. The consolidated balance sheet includes goodwill related to the acquisitions of OCV, the Nuggets and Beacon. Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $4,518,000 and $7,589,000 at December 31, 1994 and 1995, respectively. Ascent reviews annually the balance of goodwill for potential impairment and, if necessary, adjusts the balance to its estimated net realizable value based on discounted cash flows.

FRANCHISE RIGHTS. Franchise rights were recorded in connection with the purchases of the Nuggets beginning in 1989 and the Avalanche beginning in 1995. Such rights are being amortized over 25 years. The amounts shown on the consolidated balance sheet are net of accumulated amortization of $4,920,000 and $8,317,000 at December 31, 1994 and 1995, respectively.

REVENUE AND COST RECOGNITION. OCV and CVE install pay-per-view video systems in hotels, generally under five- to seven-year agreements, whereby they recognize revenues at the time of viewing. Revenue from the sale of video systems is recognized when the equipment is shipped.

    The Nuggets and Avalanche game admission revenues are recognized as earned per home game during the teams regular playing seasons, generally from October to April of the following calendar year. The Nuggets and Avalanche broadcast revenues are also recognized as earned per game during the teams regular playing season. Other team and game costs, principally gate assessments, arena rentals and user fees, are recorded and expensed on the same basis. Team costs, principally player salaries, related fringe benefits and insurance, are recognized on a per-day basis during the regular playing season. Accordingly, advance ticket sales and advance payments on television, radio, concessionaire and marketing contracts, and payments for team and game expenses not earned or incurred, are recorded as deferred revenues and deferred game expenses, respectively, and amortized ratably as regular season games are played.

    Minimum guaranteed amounts from theatrical exhibition and revenues from home videos, pay television and free television license agreements are recognized when the applicable license period begins for each motion picture and such motion picture is made available to the distributor for exploitation pursuant to the terms of the applicable license agreement. Amounts in excess of the minimum guarantee under such license agreements and other amounts (where no minimum guarantee was given) are recognized when earned. Cash collected in advance of the time of film availability is recorded as deferred revenue.

    Costs incurred in connection with the acquisition of story rights, the development of stories, production, print and advertising costs (which benefit future periods) and allocable interest are capitalized as film costs. The individual film forecast method is used to amortize film costs. Completed film costs are amortized in the proportion that each film's current revenues bear to management's estimates of total remaining ultimate revenues from all sources for such film. Estimated liabilities for residuals and profit participation are accrued based upon recognized film revenues and expensed in the same manner as film cost inventories.

    Film costs are stated at the lower of cost or net realizable value.
Revenue estimates and costs on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. Unamortized film costs are written down to net realizable value based on this appraisal, where applicable. When estimates of total revenue indicate that a film will result in an ultimate loss, the entire loss is recognized. It is reasonably possible that estimates of anticipated future gross revenues and film carrying costs may be reduced materially in the near term due to a significant degree of variability in the performance of theatrical films.

    Revenue from other services is recorded as services are provided.

INCOME TAXES.  Ascent adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This accounting standard requires the use of an asset and liability approach for financial accounting and reporting for income taxes.

    The provision for income taxes includes taxes currently payable and those deferred because of differences between the financial statement and tax basis of assets and liabilities.

EARNINGS (LOSS) PER SHARE. Earnings (loss) per share are computed using the average number of shares outstanding during each period. The weighted average number of shares used in the computation of earnings (loss) per share for each year was 24,000,000, 24,000,000 and 24,217,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

DEFERRED COMPENSATION COSTS. Certain current and former players of the Nuggets and the Avalanche have contracts that provide for deferred compensation and bonuses. Ascent records a charge to operations equal to the present value of the future guaranteed payments in the period in which the compensation is earned. In addition, certain players' contracts provide for guaranteed compensation payments. (see Note 6)

BUSINESS EQUITY. Business equity represents the excess of assets over liabilities of the Company on a historical cost basis, prior to the initial public offering.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to operations as incurred. These costs are included in cost of services on the income statements. The amounts charged were $1,677,000, $2,882,000, and $2,734,000 for the years ended December 31, 1993, 1994 and 1995, respectively. Included in these amounts were amounts for services purchased from COMSAT affiliates of $455,000, $132,000 and $0 for the years ended December 31, 1993, 1994 and 1995, respectively.

NEW ACCOUNTING PRONOUNCEMENTS. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensations," were issued in 1995 and will be adopted by Ascent in 1996. Ascent has elected not to adopt the recognition and measurement provisions of SFAS No. 123 but will implement the disclosure requirements beginning in 1996. The effect of adopting these statements in 1996 is not expected to be material to Ascent.

RECLASSIFICATION. Certain prior period amounts have been reclassified to conform with the current year's presentation.

NOTE 2 -- RECEIVABLES

    Receivables at the end of each period consist of:

                                                        1994         1995
                                                      --------     --------
                                                          (in thousands)

    Trade receivables . . . . . . . . . . . . . . .   $ 43,109     $ 44,571
    Less allowance for doubtful accounts. . . . . .      3,893        3,240
                                                      --------     --------
    Net receivables . . . . . . . . . . . . . . . .   $ 39,216     $ 41,331
                                                      --------     --------
                                                      --------     --------

    Ascent generates a substantial portion of its revenues from the guest usage of pay-per-view video systems located in various hotels throughout the United States and Canada. Ascent performs periodic credit evaluations of its installed hotel locations and generally requires no collateral.


NOTE 3 -- PROPERTY AND EQUIPMENT

                                                        1994         1995
                                                      --------     --------
                                                          (in thousands)

    Property and equipment at cost:
      Installed video systems . . . . . . . . . . .   $183,631     $249,845
      Distribution systems to networks. . . . . . .    103,296      104,204
      Furniture, fixtures and equipment . . . . . .     22,470       13,951
                                                      --------     --------
        Total . . . . . . . . . . . . . . . . . . .    309,397      368,000
      Less accumulated depreciation . . . . . . . .    150,407      181,648
                                                      --------     --------
      Net property and equipment in service . . . .    158,990      186,352
      Construction in progress. . . . . . . . . . .     30,381       34,250
                                                      --------     --------
      Net property and equipment. . . . . . . . . .   $189,371     $220,602
                                                      --------     --------
                                                      --------     --------

    Installed video systems consist of video system equipment and related costs of installation at hotel locations. Distribution systems to networks consist of equipment at network affiliates and the related costs of installation. Construction in progress consists of purchased and manufactured parts of partially constructed video systems.

    Depreciation is calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment are: installed video systems, 5 to 7 years; distribution systems, 10 to 15 years; furniture, fixtures and equipment, 3 to 10 years.

    Effective October 1, 1994, OCV changed the estimated useful life of its installed video systems in hotels from five years for the entire installation to five years for video system equipment and the term of contract with the relevant hotel (five to seven years) for all other costs. The effect of this change in the estimated useful life was to increase 1994 net income by $315,000.

NOTE 4 -- ACQUISITION AND INVESTMENTS

BEACON COMMUNICATIONS CORP. In December 1994, Ascent acquired the assets of Beacon, a film and television production company based in Los Angeles. The acquisition has been accounted for as a purchase and, accordingly, Beacon's results of operations have been included in the accompanying consolidated financial statements beginning on December 1, 1994. The cost of this acquisition was $29,133,000, which was allocated to the net assets acquired, principally a development, production and domestic distribution agreement (the "Distribution Agreement"), two feature films and goodwill, based on their estimated fair market values. The purchase price consisted of $16,180,000 in cash and liabilities assumed of $12,953,000. The purchase agreement also calls for future cash consideration, which is contingent on the production and performance of up to thirteen motion pictures during the next five years, with a total pay-out not to exceed $16,900,000. These contingent payments, if made, will be accounted for in part, as additional costs of the acquired assets and in part, as additional costs of the movies to be made. As discussed in Note 16, in the restated financial statements the Company has corrected its initial purchase price allocation and allocated $14,341,000 to goodwill with a useful life of ten years, and allocated $7,000,000 to the Distribution Agreement with a useful life of seven years.

UNAUDITED PRO FORMA INFORMATION. If Beacon had been acquired as of January 1, 1993, consolidated revenues would have been $140,091,000 and $183,205,000 for 1993 and 1994, respectively and the consolidated net loss would have been $951,000 and $9,677,000 for 1993 and 1994, respectively. The consolidated loss per share would have been $.04 and $.40 for 1993 and 1994, respectively.

COLORADO AVALANCHE LLC. In July 1995, Ascent acquired a NHL franchise and related player contracts, management contracts and certain other assets from Le Club de Hockey Les Nordiques located in Quebec, Canada. The franchise was relocated to Denver, Colorado in time for the 1995-1996 NHL season, renamed the Colorado Avalanche, and its results since July 1 have been included in the accompanying consolidated financial statements.

    The cost of the acquisition was $75,840,000 which was allocated principally to franchise rights and player contracts. As part of the purchase, Ascent assumed contractual commitments to players aggregating $24,625,000 over the next three years.

INVESTMENTS. In the second quarter of 1995, Ascent made an investment of $3,625,000 for a 13% limited partnership interest in New Elitch Gardens, Ltd., ("Elitch") which operates an amusement park in Denver, Colorado. The partnership interest is accounted for using the equity method.

NOTE 5 -- DEBT

    Long-term debt at December 31, 1994 and 1995 consists of the following:

                                                          1994        1995
                                                         ------     -------
                                                           (in thousands)
    Note payable to OCV minority stockholders,
      14% due in monthly installments through 1996,
      collateralized by equipment with a cost of
      $3,875,000 . . . . . . . . . . . . . . . . . . .   $1,024     $   207
    Credit Facility. . . . . . . . . . . . . . . . . .       --      70,000
    Less:  Current maturities. . . . . . . . . . . . .     (817)       (207)
                                                         ------     -------
        Total long-term debt . . . . . . . . . . . . .   $  207     $70,000
                                                         ------     -------
                                                         ------     -------

    Total minimum payments on debt for the years subsequent to December 31, 1995 are as follows:

    1996 . . . . . . . . . . . . . . . . . . . . .     $207,000
    2000 . . . . . . . . . . . . . . . . . . . . .  $70,000,000

    In conjunction with the Offering on December 18, 1995, Ascent entered into an unsecured Competitive Advance and Revolving Credit Facilities Agreement ("Credit Facility"). The Credit Facility is for $175,000,000 which consists of a $70,000,000 five year facility and a $105,000,000 one year facility. At December 31, 1995, $70,000,000 was outstanding under the five year facility and is classified as long-term debt. The weighted average interest rate on these borrowings was 6.2% at December 31, 1995. These contingent payments, if made, will be accounted for as additional costs of the acquired asset and amortized over the remaining life of the assets.

    The Credit Facility restricts Ascent's ability to incur indebtedness and precludes Ascent from paying cash dividends on common stock. Ascent must also maintain certain ratios regarding interest coverage and total indebtedness.

    As a consolidated subsidiary of COMSAT, Ascent is subject to restrictions on its debt structure as a result of Federal Communications Commission regulations applicable to COMSAT.


NOTE 6 -- DEFERRED COMPENSATION

    Deferred compensation, which is included in other long-term liabilities on the balance sheet, consists of the following:

                                                          1994        1995
                                                         ------     -------
                                                           (in thousands)
    Deferred compensation contracts payable,
      at varying interest rates, through 2001. . . . .   $3,319      $3,571
    Less: Imputed interest . . . . . . . . . . . . . .      837         808
          Current maturities . . . . . . . . . . . . .      321         349
                                                         ------     -------
          Total. . . . . . . . . . . . . . . . . . . .   $2,161      $2,414
                                                         ------     -------
                                                         ------     -------

    Total annual payments on long-term deferred compensation for the years subsequent to December 31, 1995 are as follows:

    1996....................................................... $  349,000
    1997.......................................................    436,000
    1998.......................................................  1,154,000
    1999.......................................................    520,000
    2000.......................................................    647,000
    Thereafter.................................................    465,000
                                                                ----------
       Total................................................... $3,571,000
                                                                ----------
                                                                ----------

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AND CONSULTING AGREEMENTS. Ascent has employment and consulting agreements with certain officers, coaches and players. Virtually all the player agreements provide for guaranteed payments. Other contracts provide for payments upon the fulfillment of their contractual terms and conditions, which generally relate only to normal performance of employment duties.
Amounts required to be paid under such agreements (including approximately $92,115,000 relating to player agreements) are as follows:

    1996.......................................................  $ 49,620,000
    1997.......................................................    38,583,000
    1998.......................................................    23,535,000
    1999.......................................................    10,464,000
    2000.......................................................     4,468,000
    Thereafter.................................................     3,154,000
                                                                 ------------
       Total...................................................  $129,824,000
                                                                 ------------
                                                                 ------------

FACILITY LEASES.  Ascent leases facilities in Maryland from COMSAT.

    OCV leases its principal facilities from one of its minority stockholders under a non-cancelable operating lease which expires in December 1999. In addition to lease payments, OCV is responsible for taxes, insurance and maintenance of the leased premises.

    The Nuggets and the Avalanche have an agreement with the City and County of Denver (the "City") for use of Denver's playing facility, McNichols Arena, as well as offices and training rooms. The lease for the Nuggets extends through June 30, 2008 and requires an annual rent payment of 5% of ticket sales revenue with minimum and maximum guaranteed amounts of $250,000 and $350,000 per year, respectively, through June 30, 1998. Thereafter, the $350,000 maximum payment is no longer applicable. The term of the lease shall be shortened by one year, with a maximum of two years, for each regular season that the Avalanche plays its home games at McNichols Arena. The lease for the Avalanche is for two years beginning with the 1995-1996 season with two one-year options (at the discretion of the Avalanche). The rent will be a maximum of $350,000 per season in the first two years, and $400,000 per season in the option years. The total payment for McNichols Arena was $350,000 for the years ended December 31, 1993 and 1994 and $667,000 for the year ended December 31, 1995.

    Future minimum annual payments for all facility leases at December 31, 1995 are as follows:

    1996....................................................... $1,803,000
    1997.......................................................  1,861,000
    1998.......................................................  1,511,000
    1999.......................................................  1,261,000
    2000.......................................................    370,000
    Thereafter.................................................  1,925,000
                                                                ----------
       Total................................................... $8,731,000
                                                                ----------
                                                                ----------

    Rental payments to COMSAT and the OCV minority stockholder referred to above were approximately $1,159,000, $1,473,000 and $1,635,000 for the years ended December 31, 1993, 1994 and 1995, respectively. Rental expense under all facility leases was approximately $1,921,000, $2,566,000 and $3,125,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

CONCESSIONS AGREEMENT. In conjunction with the purchase of the Nuggets, Ascent assumed the rights and obligations of a concessions agreement (the "Concessions Agreement") with Ogden Allied Leisure Services, Inc. ("Ogden") and the City. The Concessions Agreement expires in 2001 and provides for the Nuggets and the City to share in concession revenues according to formulas contained in the Agreement. (See Note 14).

PROPERTY AND EQUIPMENT. As of December 31, 1995, Ascent had noncancelable commitments to purchase video systems totaling $7,543,000.

LITIGATION. The Company is a party to certain legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations. In addition, through its ownership of the Nuggets and the Avalanche, the Company is a defendant along with other NBA and NHL owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NBA or NHL, as the case may be, for the costs of defending such lawsuits and any liabilities of the NBA or NHL which might result from such lawsuits. The Company does not believe that any such lawsuits, singly or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain American Basketball Association ("ABA") related obligations and litigation, including costs to defend such actions. Management of Ascent believes that the ultimate disposition and the costs of defending these or any other incidental NBA or NHL legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the financial statements of the Company.

    In 1990, a lawsuit was filed against OCV by a former employee alleging wrongful termination and breach of contract. In March 1995, a verdict in a jury trial was entered against OCV. In consideration for not appealing the verdict, OCV entered into a settlement agreement with the plaintiff and recorded the $856,000 after-tax cost of the settlement in the first quarter of 1995.

NOTE 8 -- CAPITAL STOCK TRANSACTIONS AND STOCK INCENTIVE PLANS

PUT OPTION. In July 1993, OCV sold a number of shares of its common stock representing a 10% ownership interest at the time to a single investor for $10,264,000 pursuant to a stock purchase agreement. The stock purchase agreement provides that the investor may sell the shares back to OCV at any time from June 1, 1995 until May 1998 at a price equal to the original purchase price plus interest from the date the shares were initially purchased at an interest rate equal to the average of the one-year U.S. Treasury Bill rate compounded annually. Through February 14, 1996, the investor had not exercised its put option.

WARRANTS. In conjunction with the July 1993 sale of OCV common stock mentioned above, the stockholder received warrants to purchase the same number of shares at the initial purchase price, escalating 10% per year. The original value ascribed to the warrants of $840,000 is included in other assets and is being amortized over the estimated period of benefit of seven years. Amortization expense was $70,000, $120,000 and $120,000 in 1993, 1994 and 1995, respectively.
The warrants are currently exercisable and expire in May 1998. If the warrants were exercised at December 31, 1995, Ascent's ownership of OCV would have been 80.4%, a decrease of 4.3%.

    In August 1991, OCV issued warrants to two stockholders to purchase 27,964 shares of common stock at $20.12 per share. The warrants are currently exercisable and expire in August 1996.

STOCK OPTION PLAN. OCV has adopted a stock option plan (the "OCV Plan"), expiring in June 1999, under which employees, directors and consultants of OCV may be granted incentive or nonstatutory stock options for the purchase of common stock of OCV. Incentive stock options are granted at fair value on the date of grant as determined by the board of directors of OCV and nonstatutory stock options are granted at a price per share fixed by the board of directors of OCV but not less than 85% of the fair value on the date of grant. Options generally vest over a five-year period and are exercisable in installments of 20% one year from the date of grant and ratably per month thereafter. Unvested options are canceled upon termination of employment.

                                                            Options Outstanding
                                                ----------------------------------------
                                                 Options
                                                Available    Number of
                                                for Grant      Shares    Price per Share
                                                ---------    ---------   ---------------
    Balance at January 1, 1993..............     169,800       281,607     1.25 - 20.00
       Granted..............................     (60,000)       60,000            25.00
       Exercised............................          --      (135,656)    1.25 - 16.84
                                                 -------      --------
    Balance at December 31, 1993............     109,800       205,951     5.00 - 25.00
       Granted..............................     (20,000)       20,000            32.50
       Exercised............................          --       (60,965)    5.00 - 20.00
       Canceled.............................       3,085        (3,085)           20.00
                                                 -------      --------
    Balance at December 31, 1994............      92,885       161,901     7.50 - 32.50
       Exercised............................          --         2,250    13.41 - 16.84
                                                 -------      --------
    Balance at December 31, 1995............      92,885       159,651     7.50 - 32.50
                                                 -------      --------
                                                 -------      --------

    At December 31, 1995, options to purchase 100,154 shares of common stock were exercisable.

STOCK INCENTIVE PLANS. COMSAT has stock incentive plans which provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. Qualifying employees of the Company have been participants of these plans. The amount of expense charged to the Company for participation in these plans in 1993, 1994 and 1995 was $1,049,000, $1,231,000 and $865,000, respectively.

    Ascent adopted the 1995 Key Employee Stock Plan and the 1995 Non-Employee Directors Stock Plan (the "Ascent Plans") contemporaneous with the Offering. The Ascent Plans provide for the issuance of stock options, restricted stock awards, stock appreciation rights and other stock based awards. The Ascent Plans expire in 2006 with 1,610,000 common stock shares reserved for issuance. At December 31, 1995, 925,500 shares have been granted but none were exercisable. The exercise price is equal to the fair market value on the grant date of $15.00 per share. Accordingly, no expense is recorded for these options.

NOTE 9 -- PENSION AND OTHER BENEFIT PLANS

    COMSAT sponsors a noncontributory defined benefit pension plan for qualifying employees at CVE and Beacon. Pension benefits are based on years of service and compensation prior to retirement. Ascent's policy is to fund the minimum actuarially computed contributions required by law as determined by COMSAT's actuaries. Ascent contributions to the plan charged to expense were $326,000, $271,000 and $126,000 in 1993, 1994 and 1995, respectively. (see
Note 15)

    COMSAT sponsors an unfunded supplemental pension plan for executives. Ascent's expense for this plan was $0, $0, and $56,000 in 1993, 1994 and 1995, respectively. (see Note 15)

    COMSAT provides health and life insurance benefits to qualifying retirees. The expected cost of these benefits is recognized during the years in which employees render service. COMSAT charged Ascent $488,000, $425,000 and $314,000 in 1993, 1994 and 1995, respectively for Ascent's share of postretirement benefit expense. (see Note 15)

    The Nuggets contribute annually to the NBA's General Manager, Coaches and Trainers Pension Plan as well as the NBA Players Association Players' Pension Plan (collectively, the "NBA Plans"). These multi-employer plans are administered by the NBA and require the Nuggets to make annual contributions to the NBA Plans equal to an amount stated pursuant to the actuarial valuation. Contributions to the General Manager, Coaches and Trainers Plan and charged to expense were $27,000, $45,000 and $94,000 for the periods ended December 31, 1993, 1994 and 1995, respectively. Contributions to the Players' Plan and charged to expense were $66,000, $78,000 and $132,000 for the periods ended December 1993, 1994 and 1995, respectively. The Nuggets policy is to fund pension costs determined by the NBA actuaries.

    The NBA, in conjunction with the NBA Players Association, has established a Pre-Pension Benefit Plan which is designed to pay benefits to players subsequent to their retirement from the NBA but prior to the age of qualification for the normal players' pension plan. Contributions charged to expense under this plan were $424,000, $0 and $0 for the years ended December 31, 1993, 1994 and 1995, respectively.

    OCV, CVE, the Nuggets, the Avalanche and Beacon have 401(k) plans for qualifying employees. A portion of employee contributions is matched by the Company. Matching contributions for the years ended December 31, 1993, 1994 and 1995 were $414,000, $557,000 and $600,000, respectively.

NOTE 10 -- INCOME TAXES

    For the periods presented in these financial statements, Ascent has been a member of COMSAT's consolidated tax group for federal income tax purposes. OCV, however, filed separate returns until the third quarter of 1995, at which time Ascent's ownership interest increased to 84.7%. (see Note 1) Ascent has prepared its tax provision based on inclusion in COMSAT's consolidated return. For years 1993 and thereafter, the provision as calculated would approximate the provision if prepared on a separate return basis. In connection with the Offering, Ascent and COMSAT entered into a tax allocation agreement that provides for cross indemnification with respect to these periods.

    The current and deferred tax expenses have been allocated according to each entity's separately computed tax liability. Taxes payable or receivable are settled with COMSAT annually. For the years ended December 31, 1994, and 1995, Ascent's federal taxes payable to (receivable from) COMSAT were $3,414,000 and ($1,878,000), respectively.

    Ascent adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. This accounting statement changed the method for the recognition and measurement of deferred tax assets and liabilities. The cumulative effect of adopting SFAS No. 109 on Ascent's financial statements was to increase income by $941,000 and was recorded in the first quarter of 1993. Prior year financial statements were not restated.


    The components of income tax expense for each year are:

                                           1993         1994        1995
                                          -------      ------      -------
                                                   (in thousands) (As restated,
                                                                   see Note 16)
Federal:
  Current..............................   $(1,062)     $4,386      $(1,589)
  Deferred.............................     3,059         116       (8,125)
State and local........................       419         329         (121)
                                          -------      ------      -------
    Total..............................   $ 2,416      $4,831      $(9,835)
                                          -------      ------      -------
                                          -------      ------      -------

    The difference between tax expense computed at the statutory federal tax rate and Ascent's effective tax rate is:

                                           1993         1994        1995
                                          -------      ------      -------
                                                   (in thousands) (As restated,
                                                                   see Note 16)
Federal income taxes (benefits)
 computed at the statutory rate........    $1,576      $3,743     $(10,580)
State income taxes, net of federal
 income tax (benefit)..................       272         214          (72)
Goodwill...............................       514         742          831
Other..................................        54         132          (14)
                                           ------      ------     --------
Income tax expense (benefit)...........    $2,416      $4,831     $ (9,835)
                                           ------      ------     --------
                                           ------      ------     --------

    The net current and net non-current components of deferred tax accounts as shown on the balance sheet at December 31, 1994 and 1995 are:

                                                  1994        1995
                                                --------     -------
                                                   (in thousands)
                                                           (As Restated,
                                                            See Note 16)
    Current deferred tax asset.............     $  2,737     $ 4,394
    Non-current deferred tax liability.....      (11,564)     (3,593)
                                                --------     -------
    Net asset (liability)..................     $ (8,827)    $   801
                                                --------     -------
                                                --------     -------

The deferred tax assets and liabilities at December 31, 1994 and 1995 are:

                                                  1994        1995
                                                --------    --------
                                                   (in thousands)
                                                           (As Restated,
                                                            See Note 16)
    Assets:
      Accrued expenses.....................     $  3,138    $  4,607
      Alternative minimum tax credit.......        8,690       9,145
      Post retirement benefits.............          499         608
      Contract revenue.....................          467         649
      Amortization of intangibles..........                    2,539
      Other................................          514         543
                                                --------    --------
      Total deferred tax assets............       13,308      18,091
                                                --------    --------
    Liabilities:
      Property and equipment...............      (11,204)    (10,380)
      Franchise rights.....................      (10,925)     (6,593)
      Prepaid..............................           (6)       (210)
      Other................................            -        (107)
                                                --------    --------
    Total deferred tax liabilities.........      (22,135)    (17,290)
                                                --------    --------
    Net asset (liability)..................     $ (8,827)   $    801
                                                --------    --------
                                                --------    --------

    The Internal Revenue Service ("IRS") has examined the COMSAT returns through 1989 and is currently examining federal income tax returns for 1990 through 1994. In the opinion of Ascent, adequate provision has been made for income taxes for all periods through 1995.

NOTE 11 -- PROVISION FOR RESTRUCTURING

    In the third quarter of 1995, management determined to discontinue the Satellite Cinema scheduled movie operation. As a result of this decision, a restructuring charge of $10,866,000 was recorded in the third quarter of 1995. The principal components of the charge included a provision of $5,140,000 to write down property and inventory to estimated salvage value, an accrual of $1,010,000 for severance costs for 31 people in the broadcast operations and finance areas, and a charge of $4,716,000 for costs related principally to contractual commitments incurred to support the Satellite Cinema business that will not be fulfilled. Additional charges related to the discontinued Satellite Cinema operations may be recorded based upon actual salvage values or severance costs for additional personnel. Revenues for the Satellite Cinema operations were $41,325,000, $34,753,000 and $25,036,000 for the years ended December 31, 1993, 1994 and 1995, respectively. Operating income (loss) before allocation of general and administrative expenses was $2,017,000, $3,897,000, and $(16,591,000) for the years ended December 31,
1993, 1994, and 1995, respectively.

    In December 1995, the assets and contracts relating to approximately
100,000 Satellite Cinema rooms were sold for a $4,000,000 note receivable due in 1996. The assets sold consisted principally of installed video systems and related equipment inventory. Payment of the note will depend on the buyer's ability to deploy the purchased assets profitably. Accordingly, Ascent has not recorded the note receivable and has included the net book value of the assets sold of $1,689,000 in Other Long Term Assets in the accompanying balance sheet. The remaining Satellite Cinema rooms are being converted to the OCV system or have had service discontinued.

NOTE 12 -- BUSINESS SEGMENT INFORMATION

    Ascent reports operating results and financial data in two business segments: multimedia distribution and entertainment. The multimedia distribution segment includes video distribution and on-demand video entertainment services to the lodging industry, and video distribution services to the NBC television network and other private networks. The results for CVE and OCV are reported in the multimedia distribution segment. The entertainment segment includes the Denver Nuggets and the Colorado Avalanche franchises in the NBA and NHL, respectively, and Beacon, a producer of theatrical films and television programming. Entertainment revenues in 1995 include $9,200,000 of NBA expansion fees.

                                              1993         1994          1995
                                              ----         ----          ----
                                                      (in thousands)  (As Restated,
                                                                       See Note 16)
     Revenue:
       Multimedia Distribution ...........  $ 95,942     $120,536       $127,409
       Entertainment .....................    26,009       36,174         64,068
                                            --------     --------       --------
          Total ..........................  $121,951     $156,710       $191,477
                                            --------     --------       --------
                                            --------     --------       --------

     Operating income (loss):
       Multimedia Distribution ...........  $ 15,327     $ 18,140       $  2,885
       Entertainment .....................    (2,871)       1,064         (9,418)
       General and Administrative ........    (7,967)      (9,203)       (10,002)
       Restructuring Reserve .............         -            -        (10,866)(1)
                                            --------     --------       --------
          Total ..........................  $  4,489     $ 10,001       $(27,401)
                                            --------     --------       --------
                                            --------     --------       --------

     Identifiable assets:
       Multimedia Distribution ...........  $184,561     $251,724       $279,591
       Entertainment .....................    79,654      114,761        207,172
       Other Corporate ...................     6,258        6,095         15,840
                                            --------     --------       --------
          Total ..........................  $270,473     $372,580       $502,603
                                            --------     --------       --------
                                            --------     --------       --------

     Property additions:
       Multimedia Distribution ...........  $ 63,708     $ 89,073       $ 82,903
       Entertainment .....................     1,232          980          2,208
                                            --------     --------       --------
          Total ..........................  $ 64,940     $ 90,053       $ 85,111
                                            --------     --------       --------
                                            --------     --------       --------

     Depreciation and amortization
       Multimedia Distribution ...........  $ 23,744     $ 34,891       $ 45,392
       Entertainment .....................     3,483        3,929          8,283
                                            --------     --------       --------
          Total ..........................  $ 27,227     $ 38,820       $ 53,675
                                            --------     --------       --------
                                            --------     --------       --------

-----------
(1) Applies to Multimedia Distribution segment.

    Revenues from NBC were 22% and 18% of consolidated total revenues for the years ended December 31, 1993 and 1994, respectively.

NOTE 13 -- RELATED PARTY TRANSACTIONS

    Ascent is charged by COMSAT for certain general and administrative services, such as treasury services, pension and insurance administration, legal services, tax services, internal audit review, payroll and personnel benefits administration, public relations and various other general corporate functions. Prior to the Offering, the cost of administering these services was allocated to Ascent using a formula which considers Ascent's proportionate share of sales, payroll and properties. The amounts charged to Ascent under this method for services were $3,047,000, $3,073,000 and $4,540,000 for the years ended
December 31, 1993, 1994 and 1995, respectively. (See Note 7 for rent expense with related parties.) Management believes that the allocation methods with respect to all charges are reasonable. For periods subsequent to the Offering, the charges for these services from COMSAT are determined pursuant to the intercompany services agreement.

    From April through July 1995, Ascent loaned $2,000,000 to one of its directors. The loan, plus interest thereon at the prime rate plus one percent, was repaid in full in November 1995.

    OCV earned revenues of $4,400,000, $10,800,000 and $12,800,000 for the years ended December 31, 1993, 1994 and 1995, respectively, from a company and its affiliates, which company is a minority stockholder of OCV.

NOTE 14 - OFF-BALANCE-SHEET RISKS

    At December 31, 1995, Ascent was contingently liable to banks for $1,195,000 for outstanding letters of credit securing performance of certain contracts. The majority of these guarantees expire in 1999. At December 31, 1995, under the terms of the Concessions Agreement, the Nuggets were contingently liable for approximately $2,569,000, plus other reasonable damages, if the Nuggets terminate the agreement. The Nuggets have no present intention of terminating this agreement so long as the Nuggets continue to play in McNichols Arena, and Odgen has expressed its willingness to enter into a new agreement if the Nuggets relocate to a new arena in Denver. The estimated fair value of these instruments is not significant.

NOTE 15 -- SUBSEQUENT EVENTS

    On January 1, 1996, Ascent elected to terminate its participation in the COMSAT defined benefit pension plan, COMSAT's postretirement benefit plan and the COMSAT supplemental pension plan for executives.

    On March 28, 1996, Ascent entered into an agreement with The Anschutz Corporation ("TAC") pursuant to which Ascent purchased all of TAC's interests in the proposed arena development project in Denver and related goodwill, rights, plans, specifications, drawings, contracts, relationships, approvals, permits and other work product of every kind that had been generated by the efforts of TAC and Ascent with respect to the proposed arena (the "Arena Assets"), and TAC agreed to use reasonable efforts to facilitate the development and construction of the proposed arena. Ascent and TAC had worked together on the proposed arena development from early 1994 until September 1995. In consideration for TAC's interest in the Arena Assets and its agreement to facilitate development of the proposed arena, Ascent paid TAC $6,600,000 in cash. On a contingent and non-interest bearing basis Ascent agreed to pay an additional $5,000,000 and grant a paid-up suite license, both linked to the construction and occupancy of the proposed arena.

    Also pursuant to the agreement with TAC, Ascent purchased all of TAC's interests in New Elitch Gardens, Ltd. ("Elitch Gardens"), a company which owns and operates an amusement park in downtown Denver, for $4,100,000 million in cash. This purchase increased Ascent's interest in Elitch from 13% to 26% of the outstanding partnership units.

    On March 28, 1996, Ascent entered into a Land Purchase Agreement with Southern Pacific Transportation Company ("SPT") pursuant to which Ascent would purchase approximately 49 acres in downtown Denver as a site for the proposed arena and entertainment complex for a purchase price of $20,000,000. Consummation of the transaction is subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City and County of Denver regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their current leases at McNichols Arena. The Land Purchase Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and provide continuing indemnification with regard to certain environmental liabilities.

NOTE 16 -- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

    The Company has restated its Consolidated Financial Statements for the year ended December 31, 1995. Subsequent to the issuance of the Company's 1995 Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, management determined that it had incorrectly reported certain adjustments to the carrying value of two feature films and certain development inventory acquired as part of the Beacon acquisition as purchase price allocation adjustments (which resulted in an increase to goodwill) rather than as a charge to operations in 1995. In the restated financial statements, these adjustments have been recorded as an increase to cost of services of $3,642,000. Further, the Company has determined that the allocation of the Beacon purchase price (see Note 4), should be reported as a correction of the purchase price allocation based on information which existed at the time of the acquisition of Beacon in December 1994. As a result of changing the Beacon purchase price allocation to components of intangible assets with different useful lives (goodwill with a useful life of ten years and a film distribution agreement with a useful life of seven years) depreciation and amortization in the restated financial statements decreased by $1,232,000. The impact of these adjustments, net of taxes, was to increase the previously reported 1995 net loss by $1,567,000 (net of a tax benefit of $843,000) and loss per common share by $.07. The restatement had no effect on the Company's cash position.

The summary of the significant effects of the restatement is as follows (dollar amounts in thousands, except per share data):


                                                            AS PREVIOUSLY        AS
                                                              REPORTED        RESTATED
FOR THE YEAR ENDED DECEMBER 31, 1995:

    Cost of services. . . . . . . . . . . . . . . . . .        $140,693       $144,335
    Depreciation and amortization . . . . . . . . . . .          54,907         53,675
    Total operating expenses. . . . . . . . . . . . . .         216,468        218,878
    Operating loss. . . . . . . . . . . . . . . . . . .         (24,991)       (27,401)
    Loss before income tax benefit. . . . . . . . . . .         (27,820)       (30,230)
    Income tax benefit. . . . . . . . . . . . . . . . .           8,992          9,835
    Net loss. . . . . . . . . . . . . . . . . . . . . .         (19,456)       (21,023)
    Net loss per common share . . . . . . . . . . . . .          ( 0.80)        ( 0.87)

AT DECEMBER 31, 1995:

    Goodwill. . . . . . . . . . . . . . . . . . . . . .        $ 49,803       $ 47,393
    Total Assets. . . . . . . . . . . . . . . . . . . .         505,013        502,603

    Deferred income tax liability . . . . . . . . . . .           4,436          3,593
    Total liabilities . . . . . . . . . . . . . . . . .         202,177        201,334
    Additional paid-in capital. . . . . . . . . . . . .         303,771        304,571
    Accumulated deficit . . . . . . . . . . . . . . . .          (1,232)        (3,599)
    Total stockholders' equity. . . . . . . . . . . . .         302,836        301,269
    Total liabilities and stockholders' equity. . . . .         505,013        502,603

As a result of the Company's restatement of its Report on Form 10-K for the year ended December 31, 1995, the corrections made to the Beacon purchase price allocation also impacted previously reported interim balance sheet information as of September 30, 1995. The summary of the significant effects of the restatement on the September 30, 1995 balance sheet is as follows:


                                                            AS PREVIOUSLY        AS
                                                              REPORTED        RESTATED

    Goodwill, net . . . . . . . . . . . . . . . . . . .        $ 36,878       $ 50,480
    Film Distribution Agreement, net. . . . . . . . . .          20,034          6,167 (1)

    (1) The Film Distribution Agreement has been included as a component of Other Assets in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF THIS AMENDMENT.

                                                                       PAGE
                                                                       ----
1.   Consolidated Financial Statements and Supplementary
       Data of Registrant . . . . . . . . . . . . . . . . . . . . . . .  13

     Reports of Independent Auditors. . . . . . . . . . . . . . . . . .  14

     Consolidated Balance Sheets as of December 31, 1994 and 1995
       (as restated). . . . . . . . . . . . . . . . . . . . . . . . . .  15

     Consolidated Statements of Income (Loss) for the years ended
       December 31, 1993, 1994 and 1995 (as restated) . . . . . . . . . .16

     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1993, 1994 and 1995 (as restated) . . . . . .  17

     Consolidated Cash Flow Statements for the years ended
       December 31, 1993, 1994 and 1995 (as restated) . . . . . . . . .  18

     Notes to Consolidated Financial Statements . . . . . . . . . . . .  19

2.   Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts for the
                        years ended December 31, 1993, 1994 and 1995. .   39

(b)  REPORTS ON FORM 8-K.  None.

(c)  EXHIBITS: The following exhibits are listed according to the number assigned in the table in Item 601 of Regulation S-K.

     3.1  Amended and Restated Certificate of Incorporation of the Registrant*

     3.2  Amended and Restated Bylaws of the Registrant**

     10.1 Development, Production and Domestic Distribution Agreement, dated as of April 15, 1993 and amended as of August 11, 1993 and November 12, 1993, between Beacon Communications Corp. and SONY Pictures Entertainment, Inc. (confidential treatment granted).***

     10.2 Assignment, Assumption, Consent and Amendment, dated as of October 27, 1994, by and among Beacon Communications Corp., BCC Funding Corporation, COMSAT Corporation and SONY Pictures Entertainment, Inc. (confidential treatment granted).***

     10.3 Purchase and Option Agreement, dated as of July 7, 1993, between On Command Video Corporation and Hilton Hotels Corporation.*

     10.3.a Form of Letter Agreement, dated as of December 8, 1995, among the
            Registrant, COMSAT Video Enterprises, Inc., On Command Video Corporation, COMSAT Corporation and Hilton Hotels Corporation, as amended by an amendment thereto.

     10.4 Employment Agreement, dated as of December 1, 1994, by and among COMSAT Corporation, BCC Funding Corporation and Armyan Bernstein.**

     10.5 Employment Agreement, dated as of December 1, 1994, by and among COMSAT Corporation, BCC Funding Corporation and Marc Abraham.**

     10.6 Master Services Agreement, dated as of August 3, 1993, by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video (confidential treatment granted).***

     10.7 Consent Agreement, dated as of July 1, 1995, by and among the National Hockey League, Le Club de Hockey Les Nordiques, Les Nordiques de Quebec 1988, Marcel Aubut, COMSAT Hockey Enterprises, LLC, COMSAT Video Enterprises, Inc., the Registrant and COMSAT Corporation.**

     10.8 Basketball Agreement, dated as of July 15, 1992, by and between the City and County of Denver and the Denver Nuggets Limited Partnership.**

     10.9 Amendatory Agreement by and between the City and County of Denver and the Denver Nuggets Limited Partnership.**

     10.10 User Agreement by and between the City and County of Denver and the Colorado Avalanche LLC.**

     10.11 Employment and Consulting Agreement, dated as of November 20, 1991, between On Command Video Corporation and Robert Snyder.**

     10.12 Employment and Consulting Agreement Modification, dated as of March 3, 1994, between On Command Video Corporation and Robert Snyder.**

     10.13 Services Agreement by and between the Registrant and COMSAT Corporation.+

     10.14 Corporate Agreement by and between the Registrant and COMSAT Corporation.+

     10.15 Tax Sharing Agreement by and between the Registrant and COMSAT Corporation.+

     10.16  Employment Agreement between the Registrant and Charles Lyons.+

     10.17  Ascent Entertainment Group, Inc. 1995 Key Employee Stock Plan.+

     10.18 Ascent Entertainment Group, Inc. 1995 Non-Employee Directors Stock Plan.+

     10.19 Competitive Advance and Revolving Credit Facilities Agreement dated as of December 18, 1995 among the Registrant, the Lenders named therein and Chemical Bank, as Agent.+

     21.1   Subsidiaries of the Registrant.+

     23.1   Consents of Deloitte & Touche LLP.

     23.2   Consents of Ernst & Young LLP.



* Incorporated by reference from the exhibit of the same number to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on December 12, 1995.

** Incorporated by reference from the exhibit of the same number to the Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on October 23, 1995.

*** Incorporated by reference from the exhibit of the same number to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on November 13, 1995.

+    Previously filed.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado on February __, 1997.

                                       ASCENT ENTERTAINMENT GROUP, INC.


                                       By:
                                          ------------------------------------
                                          David A. Holden
                                          Controller
                                          (Principal Accounting Officer)

                           ASCENT ENTERTAINMENT GROUP, INC.
                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
          FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                    (IN THOUSANDS)

                                                Balance at
                                               beginning of
                                                   year
                                              Balance at end    Charged to    Charged to other
                                                  of year        expenses        accounts(a)      Deductions(b)
                                              --------------    ----------    ----------------    -------------
1993:  Allowance for loss on
accounts receivable .............. $4,449         $683              $   4            $  675          $4,461
                                   ------         ----              -----            ------          ------
                                   ------         ----              -----            ------          ------

1994:  Allowance for loss on
accounts receivable .............. $4,461         $660              $(818)           $  410          $3,893
                                   ------         ----              -----            ------          ------
                                   ------         ----              -----            ------          ------

1995:  Allowance for loss on
accounts receivable .............. $3,893         $711              $ (94)           $1,270          $3,240
                                   ------         ----              -----            ------          ------
                                   ------         ----              -----            ------          ------

(a)  Recoveries of amounts previously reserved and other adjustments.

(b)  Uncollectible amounts written-off.