Form 10-K405
period 1996-12-31
ASCENT ENTERTAINMENT GROUP INC
filed 1997-03-31
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NO. 0-27192

                        ASCENT ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                           52-1930707
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization            Identification No.)

                                One Tabor Center
                       1200 Seventeenth Street, Suite 2800
                             Denver, Colorado  80202
              (Address and Zip Code of principal executive offices)

          Registrant's telephone number, including area code:  (303) 626-7000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------

     Common Stock, par value $.01     NASDAQ National Market

     Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the Registrant was $69,419,262 based on a price of $12.125 per share, which was the average of the bid and asked prices of such stock on March 3, 1997, as reported on the NASDAQ National Market reporting system.

     29,754,000 shares of Common Stock were outstanding on March 3, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

 The registrant's definitive proxy statement with respect to its annual meeting of stockholders is incorporated herein to Part III of this document by reference.

                                Table of Contents
                                                                            Page
Part I                                                                         1
Item 1.   Business                                                             1
          General Information                                                  1
          Multimedia Distribution                                              2
               On Command Corporation                                          2
                    OCC Operating and Growth Strategy                          2
                    Services and Products                                      3
                    Technology                                                 4
                    Sales and Marketing                                        5
                    Installation and Service Operations                        5
                    Hotel Contracts                                            5
                    Suppliers                                                  5
                    Integrating Operations                                     6
                    Competition                                                6
                    International Markets                                      8
                    Investment in OCC                                          8
               Ascent Network Services                                         8
          Entertainment                                                        9
               Colorado Avalanche and Denver Nuggets                           9
                    Sources of Revenue                                        10
                         Ticket Sales                                         10
                         Television, Cable and Radio
                              Broadcasting                                    10
                         Other Sources                                        11
                    NBA and NHL Governance                                    11
                    Competition                                               12
                    Broadcast Operations                                      12
               Beacon Communications                                          12
                    Competition                                               13
          Other Business Interests                                            14
          Patents Trademarks and Copyrights                                   14
          Regulation                                                          15
          Employees                                                           15
Item 2.   Properties                                                          15
Item 3.   Legal Proceedings                                                   16
Item 4.   Submission of Matters to a Vote of Security Holders                 17
Executive Officers of the Registrant                                          17

Part II                                                                       18
Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters                                            18
Item 6.   Selected Financial Data                                             19
Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            22
Item 8.   Financial Statements and Supplementary Data                         31
Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            57

Part III                                                                      58
Item 10.  Directors and Executive Officers of the Registrant                  58
Item 11.  Executive Compensation                                              58
Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                     58
Item 13.  Certain Relationships and Related Transactions                      58
Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                       58

                                     PART I

     CERTAIN OF THE STATEMENTS THAT FOLLOW ARE FORWARD-LOOKING AND RELATE TO ANTICIPATED FUTURE OPERATING RESULTS. STATEMENTS WHICH LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE COMPANY HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

ITEM 1. BUSINESS

                               GENERAL INFORMATION

     Ascent Entertainment Group, Inc. ("Ascent Entertainment Group" or the "Company") is a diversified entertainment and media company which operates entertainment production and distribution businesses characterized by well known franchises. The Company is the leading provider of on-demand in-room entertainment services to the domestic lodging industry through its approximately 57% owned subsidiary, On Command Corporation ("OCC"), which is in turn the 100% owner of On Command Video Corporation, a Delaware corporation ("OCV") and the 100% owner of Spectravision, Inc., a Texas corporation ("Spectravision"). The Company is the primary provider of satellite distribution support services to affiliates of the National Broadcasting Company ("NBC") television network through its wholly owned subsidiary, Ascent Network Services, Inc. (formerly COMSAT Video Enterprises, Inc.) ("ANS"). The Company owns two professional sports franchises, the National Hockey League ("NHL") 1996 Stanley Cup champion Colorado Avalanche (the "Avalanche") and the National Basketball Association ("NBA") Denver Nuggets (the "Nuggets"). The Company owns a motion picture and television production company, Beacon Communications Corp. ("Beacon").

     The Company is a Delaware corporation and was incorporated in 1995. The Company was formed by COMSAT Corporation ("COMSAT") to organize COMSAT's multimedia distribution and entertainment assets under one management group. An initial public offering (the "Offering") of Ascent's common stock was completed in December 1995. As a result of the Offering, COMSAT currently owns 80.67% of the Company's common stock.

     COMSAT originally became involved in the entertainment industry through its acquisition of the multimedia distribution businesses, ANS and OCV, and its initial acquisition of an interest in the Nuggets. COMSAT expanded the Company by acquiring complementary entertainment businesses, including increasing its investment in OCV and the Nuggets and acquiring the Avalanche, Beacon, and other related interests. In 1996, the Company formed OCC to combine OCV and the assets and certain liabilities of Spectravision.

     In connection with the Offering, the Company and COMSAT entered into three intercompany agreements: (a) a one-year Services Agreement, pursuant to which COMSAT leased office space, provided certain administrative, financial, treasury, legal, insurance and other services to the Company and made available certain of its employee benefit plans to the Company's employees, for which the Company paid to COMSAT an annual fee of $2 million and actual costs and expenses to COMSAT of providing benefits to the Company's employees and certain other services; (b) a Corporate Agreement (the "COMSAT Corporate Agreement"), which provides, among other things, that for so long as COMSAT owns at least 50% of the Company's outstanding Common Stock, (i) the Company's board of directors will consist of at least a majority of members designated by COMSAT, (ii) the Company will not incur any indebtedness, other than that under its original credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $175 million in the aggregate, or issue any equity securities or any securities convertible into equity securities without COMSAT's prior consent, and (iii) the Company will not amend its Certificate of Incorporation or Bylaws without COMSAT's prior consent; and (c) a Tax Sharing Agreement, pursuant to which the Company and COMSAT will make payments between them such that with respect to any period, the amount of taxes to be paid by the Company or any refund payable to the Company will be determined as though the Company were to file separate federal, state and local income tax returns (including any amounts determined to be due as a result of a redetermination of the tax liability of COMSAT arising from an audit or otherwise) as the common parent of an affiliated group of corporations filing a consolidated return rather than as a member of COMSAT's consolidated tax group.

     The Services Agreement was amended as of December 18, 1996. Under the Services Agreement, as amended, COMSAT will continue to provide to the Company limited administrative and support services and the Company will pay to COMSAT $15,000 per month.

     During 1996 COMSAT twice consented to permit the Company to incur indebtedness above the original $175 million aggregate indebtedness limit under the Corporate Agreement, and in March 1997 COMSAT consented to an increase in the limitation on the Company's consolidated indebtedness under the Corporate Agreement to $270 million, provided that: (i) no more than $50 million of such indebtedness constituted long-term debt; and (ii) indebtedness subordinated to indebtedness under Ascent's existing credit facility could only be incurred on terms which did not adversely affect COMSAT's proposed tax-free distribution of its interest in Ascent to COMSAT shareholders.

                             MULTIMEDIA DISTRIBUTION

                             ON COMMAND CORPORATION

     OCC is the leading provider of on-demand in-room entertainment for the United States lodging industry. On October 10, 1996 the Company, through OCC, consummated the acquisition of the assets and properties and certain liabilities of Spectravision (the "Acquisition"). Immediately prior to the Acquisition, OCV, formerly an 84% (78.4% on a fully diluted basis) owned subsidiary of the Company, was merged with a subsidiary of OCC, On Command Merger Corporation, and OCV as the surviving corporation became a wholly owned subsidiary of OCC (the "Merger" and with the Acquisition, the "OCC Transactions"). On Command Development Corporation, a wholly owned subsidiary of OCC, develops technologies to be used by OCV and SpectraVision to support and enhance OCV's and SpectraVision's operations and to develop new applications to be marketed by OCV and SpectraVision.

     In addition to installing systems in hotels served by OCC, OCC sells systems to certain other providers of in-room entertainment, including MagiNet Corporation (formerly Pacific Pay Video Limited), which is licensed to use OCC's system to provide on-demand in-room entertainment in the Asia Pacific region.

OCC OPERATING AND GROWTH STRATEGY

     OCC's operating and growth strategy is to (i) increase its installed hotel customer base by obtaining contracts with business and luxury hotels and select mid-priced hotels without current service, converting hotels currently served by other vendors as the contracts covering such hotels expire, and servicing hotels which are acquired or constructed by existing customers, (ii) increase revenues and decrease costs in certain hotels acquired in the SpectraVision acquisition by installing OCC technology offering greater reliability, broader selection and more viewing flexibility, (iii) create new revenue sources through an expanding range of interactive and information services offered to the lodging industry, and (iv) expand into foreign markets.

SERVICES AND PRODUCTS

     OCC provides on-demand and scheduled in-room television viewing of major motion pictures (including new releases) and independent non-rated motion pictures for mature audiences for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose among twenty (20) to fifty (50) different movies with an on-demand system or among eight (8) to twelve (12) movies with a scheduled system.

     OCC obtains non-exclusive rights to show motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Negotiated fees are related to the popularity of the picture and the volume of pictures licensed from a given studio. License fees typically decline over the time the movie is played. Typically, OCC obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. OCC attempts to license pictures as close as possible to a motion picture's theatrical release date to benefit from the studios' advertising and promotional efforts. OCC also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

     OCC provides services under contracts with hotels that generally run for a term of five to seven years. Under these contracts, OCC installs its system into the hotel at OCC's cost and OCC retains ownership of all equipment utilized in providing the service. Traditionally, the hotel provides and owns the televisions; however, based on certain economic evaluations, OCC may provide televisions to certain hotels. OCC undertakes a significant investment when it installs its system in a property, sometimes rewiring part of the hotel. Depending on the size of the hotel property and the configuration of the system installed, the installed cost of a new on-demand system with interactive and video game services capabilities, including the head-end equipment, averages from approximately $400 to $700 per room, or approximately $300 per room if the VideoNOW-TM- system is used. OCC's contracts with hotels provide that OCC will be the exclusive provider of in-room, pay-per-view television entertainment services to the hotel and generally permit OCC to set the movie price. The hotels collect movie viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that varies depending on the size and profitability of the system. Some contracts may also require OCC to upgrade its system to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, OCC generally seeks to extend the contract on terms substantially similar to the current terms.

     The revenue generated from OCC's pay-per-view service is dependent upon the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property and the price of the movie or service. Occupancy rates vary by property based on the property's location and competitive position within its marketplace and over time based on seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions. Movie price levels are established by OCC and are set based on the guest mix profile at each property and overall economic conditions. Currently, OCV's movie prices typically are $8.95 for the first purchase by an end-consumer and $4.95 for each subsequent buy by the same end-consumer on the same day. The SpectraVision equipped hotels currently do not discount second buys.

     The hardware installed in OCV's systems consists of a microprocessor controlling the television in each room, a hand held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. The in-room terminal unit may be integrated within, or located behind, the television. OCC emphasizes sales and installations of full-scale OCV video on-demand systems to business and luxury hotels. OCC markets lower cost OCV VideoNOW systems to select mid-priced hotels. The VideoNOW system works with the hotel's existing televisions and telephones, allowing guests to use their touchtone telephones to access movies and other programming.

     SpectraVision hotels contain several products including: (i) SPECTRAVISION, a scheduled tape-based play system: (ii) SPECTRAVISION GUEST THEATER, a scheduled play system using satellite delivery; (iii) GUEST CHOICE, an analog tape system which provides on-demand viewing of up to 200 videotapes; and (iv) DIGITAL GUEST CHOICE, the industry's only digital video on-demand service.

     OCC, through both OCV and SpectraVision, also markets a free-to-guest service pursuant to which a hotel may elect to receive one or more satellite programming channels, such as HBO, Showtime, CNN, ESPN, WTBS and other cable networks. OCC provides hotels free-to-guest services through a variety of arrangements including having the hotel pay the company a fixed monthly fee per room for each programming channel selected or having the price of such programming included in OCC's other offerings. OCC also provides certain interactive services such as video check-out, room service ordering and guest satisfaction surveys. The OCC system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

TECHNOLOGY

     OCC's product development philosophy is to design high quality entertainment and information systems which incorporate features allowing OCC to add or upgrade system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of OCV's system enables OCC to provide advanced interactive features, such as video games, in addition to basic interactive services such as video checkout, room service ordering and guest surveying.

     OCC's systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, amplifiers and computers. Because systems generally use industry standard interfaces, OCC can integrate new technologies as they become economically viable. Such technologies might include digital compression and store-and-forward, which would permit multiple users to access the same stored movie at varying start times.

     In 1993, SpectraVision entered into an agreement with Electronic Data Systems ("EDS") to install a satellite-based digital movie delivery system to replace its existing tape-based delivery systems. In conjunction with the installation of this system, SpectraVision introduced its new SPEXIS-TM-computer system which allows SpectraVision to provide new and improved interactive services. SpectraVision and EDS first installed equipment to enable SpectraVision to provide its scheduled play movies in a compressed digital video format on a real time basis via satellite (GUEST THEATER-TM-). In late 1994, SpectraVision and EDS began the second phase of the technology conversion and initiated the installation of a digital video on-demand system (DIGITAL GUEST CHOICE) in selected hotels. This system consists of high capacity disk arrays, which are used to store digitized movies, delivered to a hotel via satellite, for instantaneous on-demand viewing by hotel guests.

     Upon completing the Acquisition, On Command Corporation entered into a new agreement with EDS for the continued delivery of the satellite delivered service for up to 45 months after the closing. After the loss of AT&T's Telestar 401 satellite, the satellite through which EDS provided transmission services to SpectraVision, in late January, 1997, the Company entered into a six-month agreement with Hughes Network Systems for transponder capacity on a GE American Communications, Inc. satellite to resume the service interrupted by the loss of Telestar 401. See Note 16 to Notes to the Consolidated Financial Statements.

SALES AND MARKETING

     OCC's marketing efforts are focused on business and luxury hotels with approximately 150 rooms or more, as OCC management believes that such hotels consistently generate the highest revenues per room in the lodging industry.
OCC also targets smaller business and luxury hotels and select mid-priced hotels that meet its profitability criteria. OCC intends to continue targeting established hotel chains, certain business and luxury hotel management companies, and selected independent hotels.

INSTALLATION AND SERVICE OPERATIONS

     At December 31, 1996, OCC's installation and service organization consisted of approximately 400 installation and service personnel in the United States and Canada. OCC installation and service personnel are responsible for all of the hotel rooms served by OCC. Installation and service personnel are responsible for system maintenance and distribution of video cassettes. OCC's installation personnel prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. OCC also uses local installation subcontractors supervised by full-time OCC personnel to install its systems.

     OCC maintains a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the OCV and SpectraVision systems enables the technician to identify and resolve a majority of the reported system malfunctions from OCC's service control center without visiting the hotel property. When a service visit is required, the modular design of the OCV and SpectraVision systems generally permits installation and service personnel to replace defective components at the hotel site.

HOTEL CONTRACTS

     On Command Corporation typically enters into a separate contract with each hotel for the services provided. Contracts with the corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of the corporate management. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on terms competitive in the market. At December 31, 1996, approximately 8.5% of the pay-per-view hotels served by OCC have contracts that have expired and are on a month-to-month basis. Approximately 9.5% of the pay-per-view hotels served by OCC have contracts expiring in 1997.

SUPPLIERS

     OCC contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by On Command Development Corporation. Historically, these suppliers have been dependable and able to meet delivery schedules on time. OCC believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with OCC's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. In addition, some of SpectraVision's systems currently installed in hotels require a high level of service and repair. As these systems become older, servicing replacement parts will become more difficult. If OCC were to experience a shortage of any given electronic part, OCC believes that alternative parts could be obtained or system design changes implemented. In such event, OCC could experience a temporary reduction in the rate of new room installations and/or an increase in the cost of such installations.

     The head-end electronics are assembled at OCC's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where it is installed by OCC-employed and trained technicians, typically assisted by independent contractors.

          OCC also maintains direct contractual relations with various suppliers of pay-per-view and free-to-guest programming, including the motion picture studios and programming networks. OCC obtains its free-to-guest programming pursuant to multi-year license agreements and pays its programming suppliers a monthly fee for each room offering the service. OCC believes its relationships with all suppliers are good, except for Showtime Networks, Inc. which is disputing OCC's performance of the contract with Showtime in connection with the Company's termination of scheduled satellite delivered pay-per-view service. In addition, OCC is negotiating the renewal of a contract with HBO which expired in June 1996, although OCC continues to provide HBO programming under the expired contract.

INTEGRATING OPERATIONS

     On Command Corporation is working towards the full integration of its operations in support of the OCV and SpectraVision systems. Most of the work had been completed by December 31, 1996, however, significant system development and field support projects would continue throughout 1997 to complete the integration. In addition, OCC intends to pursue the renewal or extension of these contracts by offering these customers the opportunity to obtain OCV on-demand pay-per-view movie service and related services.

     Certain of SpectraVision's customers will not be offered the opportunity to receive OCV equipment. These customers are located in Hong Kong, Australia, Singapore and Thailand. OCV is currently a party to an agreement with MagiNet Corporation ("MagiNet") to provide OCV systems and technology to MagiNet in the Asia-Pacific region.

COMPETITION

     There are several providers of in-room video entertainment to the lodging industry, at least two of which provide on-demand pay-per-view and free-to-guest programming and other interactive services over the hotel television. Pay-per-view, the most profitable component of the services offered, competes for a guest's time and entertainment resources with broadcast television, free-to-guest programming and cable television services. In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including cable companies (including wireless cable), telecommunications companies and direct-to-home and direct broadcast satellite companies. Some of these potential competitors are already providing free-to-guest services to hotels and testing video-on-demand.

     OCC, through OCV and SpectraVision, is the leading provider (by number of hotel rooms served) of in-room video entertainment services and the leading provider (by number of hotels rooms served) of in-room on-demand video entertainment services to the United States lodging industry. OCC competes on a national scale primarily with LodgeNet Entertainment Corporation ("LodgeNet") and on a regional basis with certain other smaller entities. Based on publicly filed information, OCC estimates that, at December 31, 1996, LodgeNet served approximately 400,000 pay-per-view rooms, of which approximately 359,000 are equipped with on-demand service. At December 31, 1996, OCC served approximately 918,000 rooms, of which approximately 709,000 are on-demand rooms.

     Competition with respect to new pay-per-view contracts centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the features and benefits of the entertainment systems, (ii) the quality of the vendor's technical support and maintenance services and (iii) the financial terms and conditions of the proposed contract. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages as compared to outside competitors.

     The Company believes that OCC's competitive advantages include (i) technological leadership represented by its superior on-demand capability and range of services offered, and (ii) system reliability and high quality service. OCC believes that its growth (including OCV's growth over the previous three years) reflects the strong competitive position of OCC's products and services. The OCC system offers an expansive library of on-demand movies and will allow OCC to upgrade and add new features to the OCC system during the terms of the pay-per-view contracts.

     OCC anticipates substantial competition in obtaining new contracts with major hotel chains. The Company believes that hotels view the provision of in-room on-demand entertainment both as a revenue source and as a source of competitive advantage in that sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and informational alternatives. At the same time, OCC believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the pay-per-view service provider. While the Company believes its competitive advantages will enable OCC to continue to offer financial arrangements that are attractive to hotels, its competitors may attempt to gain or maintain market share at the expense of profitability. OCC may not always be willing to match the incentives provided by its competitors.

     The communications industry is subject to rapid technological change. New technological developments could adversely affect OCC's operations unless it is able to provide equivalent services at competitive prices.

INTERNATIONAL MARKETS

     In addition to its operations in the United States, OCC, through OCV and SpectraVision and its international subsidiaries, offers its services in Canada, Mexico, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, and the Bahamas.

     SpectraVision has been a leading provider of in-room video entertainment in the Asia-Pacific region and Australia. SpectraVision has provided its international hotel customers primarily with its tape-based systems, but generally experiences higher revenues and operating cash flow per room than in the United States because of higher prices, higher buy rate, and the lack of programming alternatives. At December 31, 1996, there were 375 hotels with a total of 97,830 rooms located outside the United States with SpectraVision systems.

     The competition to provide pay-per-view services to international hotels is even more dispersed than in the United States. Expansion of OCC's operations into foreign markets involves certain risks that are not associated with further expansion in the United States including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions, and restriction on foreign ownership and investment. Consequently, these risks may hinder OCC's efforts to grow its base of hotel rooms in foreign markets.

INVESTMENT IN OCC

     The Company made its initial investment in OCV in 1991 and owned approximately 84% of OCV (78.4% on a fully diluted basis) prior to the Acquisition. In connection with the OCC Transactions, each stockholder of OCV received (i) 2.84 shares of OCC common stock for each share of OCV common stock previously held and (ii) Series A Warrants to purchase, on a cashless basis, 18.607% of a share of OCC common stock for each share of OCV common stock previously held. Of the 21,750,000 shares of OCC common stock and Series A Warrants to purchase 1,425,000 shares of OCC common stock distributed to the OCV stockholders, Ascent received 17,149,766 shares of OCC common stock and Series A Warrants to purchase 1,123,823 shares of OCC common stock. Hilton Hotels Corporation, former minority stockholder of OCV that is unaffiliated with the Company but is a significant customer of OCC, received approximately 2,331,986 shares of OCC common stock and Series A Warrants to purchase approximately 152,786 shares.

     The Company currently has no agreements or understandings with respect to the minority stockholders of the Company or OCC, other than a letter agreement dated April 19, 1996 with Gary Wilson Partners that provides that (i) Gary Wilson Partners will, so long as (a) it owns any shares of OCC common stock received upon exercise of the Series C Warrants that it received for advisory and other services that it provided in connection with the OCC Transactions and (b) the Company continues to own 20% of the outstanding shares of OCC common stock, vote its shares of OCC common stock in accordance with the instructions of the Company and (ii) so long as the Company owns 20% of the outstanding OCC common stock, Gary Wilson Partners will not, without the prior written consent of the Company, sell any interest in the Series C Warrants or the shares of OCC common stock purchasable for cash in connection with the Series C Warrants, until October 8, 1998.

                            ASCENT NETWORK SERVICES

     ANS, a wholly owned subsidiary of the Company, is a satellite distribution support service company that operates a nationwide installation, field service and maintenance support business that principally services the NBC affiliate distribution network. Pursuant to a service contract which runs until 1999, ANS distributes national television programming of the NBC television network via satellite transponders leased by NBC to NBC affiliate stations nationwide.

     In 1984, in connection with its construction, service and support of NBC's master earth station and receiver earth stations at NBC affiliates, ANS entered into a ten year contract to design, build and operate a Ku-band satellite distribution network, for which the network control center is located in Florida. The initial ten year contract with NBC was extended to continue through 1999. The Company owns and operates the network (excluding the satellite transponders, which are leased by NBC) and receives yearly payments from NBC in connection with such operations. The network consists of the network control center, two master earth stations, eight transmit/receive stations, 170 receive earth stations at NBC affiliates, 54 portable uplink antennas, and six transportable transmit/receive trucks.

     NBC, with ANS's technical assistance, issued a request for information to certain of its hardware vendors in July 1995 with respect to procuring equipment necessary to upgrade the NBC distribution network to digital technology. In August of 1996, ANS and NBC executed a letter of intent pursuant to which ANS has procured and installed certain of such digital equipment to provide MSNBC, LLC, a joint venture between NBC and Microsoft Corporation ("MSNBC") with network service, maintenance and support. The partial digital upgrade service is being provided for a 10 year term and is currently governed by the underlying NBC service contract. ANS and MSNBC anticipate finalizing a service agreement separate from the underlying NBC contract in the first half of 1997 for the partial digital upgrade service. The network service, maintenance and support provided to MSNBC are related to and dependent upon the original NBC distribution network. The Company anticipates that ANS will assist NBC in a full network upgrade of all satellite distribution locations to digital technology in late 1998 or early 1999, which will likely involve significant capital expenditures on the part of the Company and would be accompanied by an extension of ANS's contract with NBC that expires in 1999.

     ANS also provides installation, integration, design and customer service of the VSAT microwave and fiber optics systems to a variety of customers other than NBC. In addition, prior to 1996, ANS also included the Company's Satellite Cinema division, which provided satellite-delivered pay-per-view movies on a scheduled basis to the lodging industry. In the third quarter of 1995, ANS contributed substantially all of its hotel pay per view assets, including Satellite Cinema assets, to OCV in exchange for OCV common stock (the "Contribution"), raising the Company's ownership in OCV by approximately 5% to 84.7% (which was subsequently adjusted to 83.7%). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Note 14 of Notes to Consolidated Financial Statements. In connection with the Contribution, OCC converted select Satellite Cinema hotel properties to higher margin OCV services and OCV completed a transaction whereby it sold certain of the contracts to provide pay-per-view service to approximately 100,000 rooms and related equipment to TeleVideoComm Corporation ("TVC") for a payment of approximately $3.3 million. Satellite Cinema operations at the hotel properties not included in the TVC transaction were not converted and were discontinued.

                                  ENTERTAINMENT

                      COLORADO AVALANCHE AND DENVER NUGGETS

     In June 1996, the Avalanche won the NHL championship in its first year in Denver. The Company had acquired one of the 26 franchises in the NHL in July 1995 and had moved the franchise to Denver. For the 1995-1996 NHL season, the Avalanche sold all 12,000 season tickets that the team made available for sale.

For the 1996 - 1997 season all 12,250 season tickets made available by the team to the public were sold.

     The Nuggets are one of 29 franchises in the NBA. Since the Company's initial investment in the team in 1989 through the 1995 - 1996 season, the Nuggets experienced gains in attendance, season ticket sales, corporate sponsorships, broadcast fees and proceeds from licensed merchandise. For the 1996 - 1997 season Nuggets season ticket sales declined from 11,960 to approximately 8,700. The Nuggets corporate sales and other arena related sales have also seen declines of somewhat smaller proportions. The Company assumed operating control of the Nuggets at the end of the 1991-1992 season and through the 1995-1996 season, the Nuggets have enjoyed a compound annual growth rate in revenues (excluding $9.2 million of NBA expansion fees recorded in 1995) of approximately 17.5%. Revenues for the 1996-1997 season will almost certainly show a decline from those of the 1995-1996 season.

     The Company markets, produces and sells advertising for local market over-the-air television and radio broadcasts of the Avalanche and the Nuggets games. In connection with cable television broadcasts, the Company has agreements with Fox Sports Rocky Mountain ("Fox Sports") whereby Fox Sports pays a rights fee to the Company and Fox Sports is then entitled to all cable advertising revenue. The Company believes that the Avalanche and the Nuggets are among only a few sports franchises to control their own local market cable, over-the-air television and radio broadcast distribution. The Company produces many of the Avalanche and the Nuggets games through Colorado Studios, a television production company that owns and operates mobile television production facilities and in which the Company owns a one-third interest. The Company believes that its control of over-the-air television and radio broadcast distribution increases the profitability to the Company from these media. The Company also capitalizes on its ownership of the Avalanche and the Nuggets through marketing and local market sales of branded Avalanche, Nuggets, NHL and NBA merchandise. The Company believes that its ownership of the Avalanche and the Nuggets and its control of its own over-the-air television and radio broadcast distribution form a base of expansion into ancillary entertainment opportunities in the Rocky Mountain region. To capitalize on this competitive advantage, the Company is proposing to build a new arena as an integral part of its operating and growth strategy for the Avalanche and the Nuggets. (See Item
2. "Properties")

SOURCES OF REVENUES

     The Avalanche and the Nuggets derive a significant amount of their revenues from the sale of tickets to home games, the licensing of local market television, cable network and radio rights and distributions from the leagues.

     TICKET SALES. Each of the Avalanche and the Nuggets play an equal number of home games and away games during the 82-game NBA and 82-game NHL regular seasons. In addition, the teams play approximately eight exhibition games prior to the commencement of the regular season. The Avalanche and the Nuggets receive all revenues from the sale of tickets to regular season home games (subject, in the case of the Nuggets, to an NBA gate assessment) and no revenue from the sale of tickets to regular season away games. Generally, the Avalanche and the Nuggets retain all revenues from the sale of tickets to home exhibition games played in Denver and the Rocky Mountain region (less appearance fees paid to the visiting team), and receive appearance fees for exhibition games played elsewhere. If the Avalanche or the Nuggets make the playoffs in their respective league, the team receives revenues from the sale of tickets to playoff games, although a portion of such ticket revenue is shared with the respective league.

     The seating capacity of Denver's McNichols Arena is approximately 17,000 for Nuggets basketball games and approximately 16,000 for the Avalanche hockey games, including 27 executive suites containing a total of 374 seats. The policy of the Avalanche and the Nuggets is to limit the number of season tickets so that approximately 25% of the tickets are available on a per game basis. For the 1996-1997 season, the Avalanche have sold 12,250 season tickets and the Nuggets have sold approximately 8,700 season tickets.

     TELEVISION, CABLE AND RADIO BROADCASTING. The Nuggets and the NBA license the television and radio broadcast rights to Nuggets basketball games. The NBA, as agent for its members, licenses the national broadcast of the games under agreements with NBC Sports, a division of NBC, and Turner Network Television, Inc. ("TNT"), an affiliate of the Turner Broadcasting System. Each NBA member team shares equally in these license fees, except that pursuant to an agreement entered into when the Nuggets and the other former American Basketball Association ("ABA") teams joined the NBA in 1976, a portion of the national television revenues otherwise payable to each of the former ABA teams is paid to a group which owned an ABA franchise that was not admitted to the NBA. The Nuggets license the local over-the-air rights to broadcast certain Nuggets games to KWGN, Inc. ("KWGN"), and the cable rights to broadcast certain games to Fox Sports. Pursuant to the Nuggets' agreement with KWGN, the Nuggets pay a specified fee per game to KWGN. In return, the Nuggets are entitled to sell all advertising spots available during the broadcast and retain all revenues from such sales. Pursuant to the Nuggets' agreement with Fox Sports, Fox Sports pays a fee to the Nuggets based upon the number of cable subscribers served, subject to a specified minimum fee per game, and Fox Sports is entitled to all advertising revenue. The Nuggets also license the rights to broadcast all games on radio under an agreement with KKFN, 950 AM.

     The Avalanche and NHL license the television and radio broadcast rights to Avalanche hockey games. The NHL, as agent for its members, licenses the national broadcast of the games under agreements with ESPN, the Fox television network and the Canadian Broadcasting Company, which broadcasts NHL games in Canada. Each NHL member team shares equally in these license fees. In addition, the Avalanche license the local over-the-air rights to broadcast select games to the local ABC affiliate, KMGH Television ("KMGH") and the cable rights to broadcast select games to Fox Sports. Pursuant to the Avalanche's agreement with KMGH, the Avalanche pay a specified fee per game to KMGH. In return, the Avalanche are entitled to sell all advertising spots available during the broadcast and retain all revenues from such sales. Pursuant to the Avalanche's agreement with Fox Sports, Fox Sports pays a rights fee to the Avalanche and Fox Sports is entitled to all advertising revenue. The Avalanche also license the rights to broadcast all games on radio under an agreement with KKFN, 950 AM.

     OTHER SOURCES. Other sources of revenue for each of the Nuggets and the Avalanche include their pro rata share of franchise fees to be paid by expansion teams upon entry to the NBA or NHL and promotional and novelty revenues, including royalties from marketing and merchandising conducted by each of the NBA and NHL. In 1995, the Nuggets recorded $9.2 million in revenue in connection with the admission of two new franchises into the NBA. In connection with obtaining the NHL's consent to the Company's acquisition of the Avalanche franchise and relocation to Denver, the Company agreed that up to $2.0 million of the Avalanche's share of expansion fees from each of the next four expansion teams will be retained by the NHL.

     The Avalanche and the Nuggets also derive additional revenues through the sale of signage, promotions and program advertising space to corporate sponsors, arena concessions and parking and sales generated by team stores that sell NHL, Avalanche, NBA and Nuggets branded goods.

     Each member of the NBA and NHL assigns to its respective league the exclusive rights to the merchandising of its team name, insignia and other similar properties, subject to certain restrictions and limitations. Each of the leagues then pay royalties to each of their respective teams in consideration of the receipt of such rights. This assignment is subject to the Nuggets' and the Avalanche's right to use their insignia and symbols in connection with the promotion of the team in their home territory and retail sales in their home arena and team owned stores. Each of the NBA and NHL licenses other companies to manufacture and sell official NBA and NHL items such as warm-up jackets and sweatshirts, as well as certain non-sports items.

NBA AND NHL GOVERNANCE

     The NBA and the NHL are generally responsible for regulating the conduct of their member teams. The NBA and the NHL establish the regular season and playoff schedules for the teams. They also negotiate, on behalf of their members, the leagues' national over-the-air and cable television contracts and collective bargaining agreements with the NBA and NHL Players' Associations. Because the NBA and NHL are joint ventures, each of their members generally has joint and several liability for the league's liabilities and obligations and shares in its profits. Under the terms of the constitution and by-laws of the NBA and the NHL, league approval is required under certain circumstances, including in connection with the sale or relocation of a member team.

     Each of the NBA and the NHL is governed by a Board of Governors, which consists of one representative from each member team. The Board of Governors of each league selects the league Commissioner who administers the daily affairs of the league, including dealings with the Players' Association, interpretations of playing rules and arbitration of conflicts among members. The Commissioner also has the power to impose sanctions, including fines and suspensions, for violations of league rules.

     The Commissioner of each of the NBA and NHL has the exclusive power to interpret the constitution, by-laws, rules and regulations of their respective league, and their interpretations are final and binding on the Company, the Nuggets, the Avalanche and their personnel. In addition, member clubs of the NBA and NHL may not resort to the courts to enforce or maintain rights or claims against other member clubs, or to seek resolution of any dispute or controversy between member clubs, but instead all such matters must be submitted for final and binding determination to the respective Commissioner of such league without any right of appeal to the courts or otherwise. Finally, each of the NHL and the NBA prohibits the acquisition of 5% or more of the direct or indirect ownership interests in a member club owned by a publicly traded company without the respective league's prior consent. Neither the NBA nor the NHL, nor any of their respective member clubs, nor any officer or employee of either league or its member clubs, other than the Company, has reviewed in advance the information being provided in this report, or assumes any responsibility for the accuracy of any representations made by the Company to any potential investors.

     On September 13, 1995, the NBA Players' Association approved the new six-year NBA Collective Bargaining Agreement, which was subsequently ratified by the NBA owners on September 18, 1995. The NBA Collective Bargaining Agreement provides for, among other things, maximum and minimum total team salaries to be paid to players and runs for a term from September 18, 1995 through June 30, 2001. The NBA Collective Bargaining Agreement provides various exceptions to the salary limitations, including exceptions relating to a team's resigning its own veteran free agent players, replacing injured players, and signing players at the minimum individual player salary. As a result of the signing and ratification of the NBA Collective Bargaining Agreement, the Company does not anticipate any player labor disruptions in the near future.

     The NHL and the NHL Players' Association entered into the new seven-year NHL Collective Bargaining Agreement on August 11, 1995 that took retroactive effect as of September 6, 1993. Though the NHL Collective Bargaining Agreement does not expire until September 15, 2000, both the NHL and NHL Players' Association had the right to reopen negotiations at the end of the 1997-1998 season. However, both parties have agreed to waive the right to reopen negotiations in connection with an agreement that allows NHL players to participate in the 1998 Winter Olympics. As with the NBA Collective Bargaining Agreement, the Company believes that the NHL Collective Bargaining Agreement renders unlikely any player labor disruptions in the near future.

COMPETITION

     The Nuggets and the Avalanche compete for sports fans' entertainment dollars not only with each other and other major league sports, but also with minor league sports, college athletics, other sports entertainment and non-sports entertainment such as the Colorado Symphony, Opera and Ballet, movies, local theater and recreational activities such as skiing. During portions of their respective seasons, the Nuggets and the Avalanche will experience competition from each other, professional football (the Denver Broncos), professional baseball (the Colorado Rockies) and women's professional basketball (the Colorado Xplosion). In addition, the colleges and universities in the Rocky Mountain region, as well as public and private schools, offer a full schedule of athletic events throughout the year. The Nuggets and the Avalanche compete with other United States and foreign teams, professional and otherwise, for available players.

BROADCAST OPERATIONS

     In addition to its Denver sports franchises, the Company also owns a one-third interest in Colorado Studios, a Denver television production company that owns and operates mobile television production facilities. Colorado Studios allows the Company to produce and transmit Nuggets and Avalanche games to the Rocky Mountain region. Colorado Studios is co-owned equally by the Company, Fox Sports and Norac, Inc., a Denver-based television production company.


                              BEACON COMMUNICATIONS

     Beacon, a wholly owned subsidiary of the Company acquired in 1994, was founded in 1990 to produce feature length motion pictures for theater and television distribution. Beacon's principal focus is the production of high quality motion pictures with varying budgets. It has developed a production formula that it believes will allow it to maximize its production capacity while at the same time optimizing the cost structure and quality of its motion pictures and television programming. A component of that formula includes Beacon's strategic relationships with significant domestic and international motion picture distributors. Beacon began production of three motion pictures in 1996, all of which are intended to be released in 1997. Beacon currently is planning to begin production of three motion pictures in 1997, which may be released in 1998.

     In July 1996, Beacon entered into a five-year agreement (the "Universal Agreement") with Universal Pictures ("Universal"), pursuant to which Universal has agreed to co-finance and distribute in the United States and Canada, up to 20 pictures produced by Beacon, although Universal is not obligated to accept more than 4 films per year from Beacon. To date, no motion pictures have been produced and distributed pursuant to the Universal Agreement. Pursuant to the Universal Agreement, Beacon pays Universal a distribution fee out of the revenues generated by domestic distribution of such motion pictures and Beacon receives net revenues after Universal's fees and expenses. Universal generally controls all rights to distribute such motion pictures domestically for two full television syndication cycles, not to exceed 21 years from the theatrical release of the picture, although Beacon retains the copyrights and retains certain other rights related to such films such as music publishing, merchandising and hotel television rights.

     In April 1993, Beacon entered into a five-year agreement (the "Sony Agreement") with Sony Pictures Entertainment, Inc. ("Sony"), pursuant to which Sony agreed to co-finance and distribute in the United States and Canada, through Sony's affiliates, including Columbia Pictures and Tri-Star Pictures, up to 15 motion pictures produced by Beacon. Two motion pictures have been distributed pursuant to the Sony Agreement. Another has been produced and is scheduled to be released in 1997, the motion picture "Air Force One" starring Harrison Ford. Pursuant to the Sony Agreement, Beacon and Sony share in the revenues generated by domestic distribution of such motion pictures. Sony generally controls all rights to distribute the motion pictures domestically for the later of 14 years or the end of the second television syndication cycle for such motion picture (but in no event later than 23 years), although Beacon retains the copyrights. In July 1996, the Sony Agreement was amended to terminate Sony's exclusive acquisition term and to provide that Sony has the right to jointly develop, produce and distribute up to two additional motion pictures with Beacon for distribution under the Sony Agreement.

     Generally, Beacon intends to produce motion pictures with production budgets in the range of approximately $5 million to $40 million, although Beacon will also consider certain higher budget projects. In that regard, Beacon produced "Air Force One" starring Harrison Ford with a production budget of approximately $95 million which will be distributed domestically pursuant to the Sony Agreement, and distributed internationally by Buena Vista International, Inc., a subsidiary of the Walt Disney Company ("Buena Vista"), pursuant to an agreement which provides for a fixed advance of a significant portion of production costs.

     Beacon plans to release most of its motion pictures on a nationwide basis, with advertising and distribution budgets generally comparable to those of the major motion picture companies. This type of release pattern requires substantial marketing expenditures to create a campaign and purchase advertising on television, newspapers, radio and other media. Beacon expects that the Universal Agreement and the Sony Agreement, as amended, will help offset such costs and provide more cost effective use of Beacon's resources than if Beacon distributed its motion pictures alone. The Universal Agreement and the Sony Agreement, as amended, each allow Beacon to continue to offset risks by pre-selling foreign distribution rights to its motion pictures and each provides Beacon a proven domestic distribution network for its productions, however the Universal Agreement is more favorable to Beacon in terms of the overhead advance paid to Beacon, production funding and domestic print and advertising funding.

     In 1997, "Playing God" a suspense film starring David Duchovny and "A Thousand Acres" starring Michelle Pfeiffer and Jessica Lange will be released domestically by Buena Vista and not under the Universal Agreement or the Sony Agreement, as amended. Beacon has retained the foreign distribution rights to "Playing God" and a portion of the film's production costs are offset by the domestic distribution arrangement with Buena Vista. "A Thousand Acres" is being distributed internationally by Polygram Filmed Entertainment ("Polygram") and the production costs are being split among Beacon, Beacon's co-producer Propaganda Films, Inc. (a subsidiary of Polygram) and Buena Vista.

     The production and release of motion pictures are subject to numerous uncertainties, however, and there can be no assurance that Beacon's strategy will be successful, that its release schedule will be met, that Beacon will be successful in obtaining the necessary financing for its operations or that it will achieve its goals. Beacon intends to maintain flexibility in order to adjust its strategies, including the criteria for investing in motion pictures, in response to changes in the motion picture industry.

COMPETITION

     Beacon competes with many other motion picture producers and distributors, including major motion picture studios. Although the motion picture industry is extremely competitive, Beacon believes it can attract well known and highly respected talent at or below market rates as a result of its focus on high quality scripts. In addition, the Company has generally produced its motion pictures consistent with the established budgets. Beacon believes that its high quality and production efficiency will allow it to compete effectively.

                            OTHER BUSINESS INTERESTS

     The Company owned a 26% limited partnership interest in New Elitch Gardens, Ltd. ("Elitch Gardens"), which it purchased at a cost of approximately $7.9 million. Elitch Gardens operated an amusement park in Denver, Colorado. In October 1996, Elitch Gardens' amusement park was sold to Premier Parks Inc. In connection with the sale, the Company has recorded a loss on its investment of $2.3 million in 1996. The Company has received distributions in 1996 and in January of 1997 in an aggregate amount of $3.6 million for its interest as a limited partner of Elitch Gardens, and expects an additional distribution in the first half of 1997. See Note 2 to the Company's Consolidated Financial Statements.

     The Company also owns small equity interests in Maginet Corporation, which purchases and uses OCC's on-demand systems in the Asia-Pacific region, and Metromedia International Group, a diversified company pursuing telecommunications ventures in eastern Europe and producing motion pictures, among other things. See Note 2 to the Company's Consolidated Financial Statements.

                       PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company uses a number of trademarks, wordmarks and logos for its products and services, including "Ascent," "On Command," "Spectravision," "Denver Nuggets," "Colorado Avalanche," "Beacon" and others. Many of these trademarks are registered by the Company, and those trademarks that are not registered are protected by common law and state unfair competition laws. Additionally, "Denver Nuggets" is trademarked by the NBA and NBA Properties, Inc. and "Colorado Avalanche" is trademarked by the NHL and NHL Enterprises, L.P. and the Company is licensed by such entities to use the names in connection
with its operation of the teams.   Because the Company believes that these
trademarks are significant to the Company's business, the Company has taken affirmative legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future. The Company believes that its trademark position is adequately protected. The Company also believes that its trademarks are generally well recognized by consumers of its products and are associated with a high level of quality and value.

     OCV and SpectraVision own a number of patents and patent licenses covering various aspects of its pay-per-view and interactive systems. Although OCV and SpectraVision maintain these valuable assets, OCC believes that the design, innovation, and quality of OCV's and SpectraVision's products and their relations with their customers are at least as important, if not more so, to the maintenance and growth of the Company.

     Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Beacon plans to take all appropriate and reasonable measures to secure, protect and maintain or obtain agreements from licensees to secure, protect and maintain copyright protection for all of the motion pictures distributed by Beacon under the laws of all applicable jurisdictions.

                                   REGULATION

     The Federal Communications Commission (the "FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate On Command Corporation's pay-per-view or free-to-guest services. However, the FCC's jurisdiction does encompass certain aspects of ANS's satellite delivery operations and of OCC's operations as they relate to the offering of satellite-delivered pay-per-view movies.

     The FCC's jurisdiction also encompasses certain aspects of On Command Corporation's operations as they relate to its use of the radio frequency spectrum in certain hotels acquired in connection with SpectraVision. SpectraVision had obtained optional licenses from the FCC for a number of its downlink, television receive-only satellite receivers, which are used to receive transmissions from communications satellites in connection with its free-to-guest services. SpectraVision had also obtained the required licenses for the microwave point-to-point relay facilities.

     On February 1, 1996, Congress passed the Telecommunications Act of 1996 (the "Telecommunications Act"), which was signed into law on February 8, 1996. The Telecommunications Act has and will continue to alter federal, state and local laws and regulations for telecommunications providers and services, and may affect OCC. There are numerous rulemakings to be undertaken by the FCC that will interpret and implement the Telecommunications Act. It is not possible at this time to predict the outcome of such rulemakings.

                                   EMPLOYEES

     The Company had approximately 1,070 employees at December 31, 1996. In addition to the NBA Collective Bargaining Agreement and the NHL Collective Bargaining Agreement, relating to the players for the Nuggets and the Avalanche, respectively, Beacon is a signatory to collective bargaining agreements with the Screen Actors Guild, the Directors' Guild of America and the Writers' Guild of America. These agreements generally require Beacon to employ union actors, directors and writers and comply with certain other provisions relating to compensation, benefits and work rules. Other than the foregoing, none of the Company's employees is represented by a labor union or collection burgeoning unit. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company currently leases its principal offices in Denver, Colorado under a lease which expires in August 1998. The Company also leases facilities for ANS from COMSAT in Maryland, for Beacon in Los Angeles, California, and for ANS in Palm Bay, Florida. Through 1996, OCV leased facilities in Santa Clara, California for its headquarters and manufacturing plant; however, in December 1996 OCC entered into a lease for facilities in San Jose, California and relocated its headquarters and OCV's manufacturing facilities to that location. In connection with the OCC Transactions, OCC acquired Spectravision's headquarters building in Plano, Texas and directed Spectravision to assume certain leases for office space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong and Australia for its customer support operations.

     The Avalanche and the Nuggets currently play their home games in Denver's McNichols Arena, an indoor sports arena located in downtown Denver. McNichols Arena is owned by the City and County of Denver (the "City") and is made available to the Nuggets under a lease agreement which extends until the conclusion of the 2005-2006 season. McNichols Arena is made available to the Avalanche under a lease agreement which extends until the conclusion of the 1996-1997 season, subject to renewals for two one-year terms. Pursuant to an amendment to the

Nuggets lease agreement, the term of the Nuggets' lease decreased by one year for each of the first two years that the Avalanche played in McNichols Arena (from the 2007-2008 season to the 2005-2006 season).

     The Avalanche's and the Nuggets' leases with the City require the teams to pay rent to the City for use of McNichols Arena equal to a percentage of the teams' net income from ticket sales, subject to certain minimum and maximum annual payments. The City is generally responsible for maintaining McNichols Arena and providing administrative personnel such as ushers, electricians, janitors, technicians and engineers. The Avalanche and the Nuggets are responsible for providing police and fire safety personnel, announcers, timers, scorers and statisticians. The Avalanche and the Nuggets also share in revenue from food and beverage concessions and parking rights at McNichols Arena.

     The Company is currently developing and reviewing plans for a privately financed arena for the Avalanche, the Nuggets and other entertainment events, including among other things, concerts, college sporting events, ice and dance performances, comedy shows and circuses. Under current plans, the proposed arena would seat approximately 18,000 for Avalanche games, approximately 19,000 for Nuggets games and approximately 20,000 for concerts and other events. The proposed arena would have approximately 95 luxury suites and 1,669 luxury seats. The Company estimates that the cost of the new arena would be approximately $160 million. The Company is currently negotiating with the City regarding the proposed arena and the current leases of the Avalanche and Nuggets. Management believes that these negotiations can be successfully concluded, but there can be no assurance that Ascent will be able to reach acceptable terms for the construction of the new arena.

     On March 28, 1996, Ascent entered into a Land Purchase Agreement with Southern Pacific Transportation Company ("SPT") pursuant to which Ascent would purchase approximately 49 acres in downtown Denver as a site for the proposed arena and entertainment complex for a purchase price of $20,000,000. Pursuant to the Land Purchase Agreement, the closing of the land purchase had to have occurred on or before June 29, 1996. The closing did not take place by this time and the Land Purchase Agreement terminated. It is management's belief that SPT is likely to reinstate the agreement and the closing date of the transaction would be subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their existing leases at McNichols Arena. The Land Purchase Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and provide continuing indemnification with regard to certain environmental liabilities. Although there can be no assurance, it is management's belief that SPT will reinstate the Land Purchase Agreement on substantially similar terms and the closing date for the Land Purchase Agreement will be extended.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings in the ordinary course of its business. While the outcome of such proceedings cannot be predicted with certainty, the Company does not believe that any such legal proceedings, to the extent covered by insurance or otherwise, will have a material adverse effect on the Company's financial condition or results of operations. In addition, through its ownership of the Avalanche and the Nuggets, the Company is a defendant along with other NHL and NBA owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NHL and NBA, as the case may be, for the costs of defending such lawsuits and any liabilities of the NHL or NBA which might result from such lawsuits. While the outcome of such proceedings cannot be predicted with certainty, the Company does not believe that any such lawsuits, singly or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain ABA-related obligations and litigation, including costs to defend such actions. The Company believes that the ultimate disposition and the costs of defending these or any other incidental NBA or NHL legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G to the Annual Report on Form 10-K, included herein is the following table, which sets forth the names, ages at March 3, 1997 and titles of the executive officers of the Company, and biographical information with respect to such officers.

Charles Lyons       42   President and Chief Executive Officer

Robert M. Kavner    53   President and Chief Executive Officer, On Command
                         Corporation

James A. Cronin,    42   Executive Vice President, Finance and Chief Operating
     III                 Officer

Arthur M. Aaron     39   Vice President, Business and Legal Affairs and
                         Secretary

David A. Holden     37   Controller

Ellen Robinson      34   President, Ascent Sports, Inc.

     There is no family relationship between an officer and any other officer or director and no arrangement or understanding between an officer and any other person pursuant to which he or she was selected as an officer.

     Mr. Lyons has been President and a director of the Company since February 1992. He was Vice President and General Manager of the Company from October 1990 to January 1992. Prior to joining COMSAT, Mr. Lyons was with Mariott Corporation from 1982 to October 1990 in various executive positions. Mr. Lyons is Chairman of the Board of Directors of OCC.

     Mr. Kavner has been President and Chief Executive Officer of OCC since September, 1996. Prior thereto Mr. Kavner was a principal in Kavner & Associates, a consulting firm for media and communications companies. From June 1994 through September 1995 Mr. Kavner was an Executive Vice President of Creative Artists Agency, Inc. ("CAA"). Prior to joining CAA, Mr. Kavner was Executive Vice President of AT&T Corp. ("AT&T") and Chief Executive Officer of AT&T's Multimedia Products and Services Group. From 1992 to 1994, Mr. Kavner was Group Executive for the Communications Products Group of AT&T. From 1988 to 1991, Mr. Kavner was President of AT&T's Data Systems Group. Mr. Kavner is a director of Fleet Financial Corp. and Tandem Computers Incorporated.

     Mr. Cronin has been Executive Vice President, Finance and Chief Operating Officer of the Company since June 1996. From July to October 1996 Mr. Cronin was Executive Vice President - Finance, acting Chief Financial Officer and acting Chief Operating Officer of OCC. Mr. Cronin served as a financial and management consultant from 1992 through June 1996 and as a partner in Alfred Checchi Associates, a merchant bank from 1990 through 1991. Mr. Cronin is a director of OCC and Landair Services, Inc.

     Mr. Aaron has been Vice President, Business and Legal Affairs of the Company since April 1995. From July to December 1996, Mr. Aaron was Vice President and acting General Counsel of OCC. He was a General Attorney in the Office of the General Counsel of COMSAT from July 1993 to April 1995. From October 1987 to July 1993, Mr. Aaron was an attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom in Boston, Massachusetts.

     Mr. Holden has been Controller of the Company since April 1996. Prior thereto, Mr. Holden was Senior Manager at Deloitte & Touche LLP ("Deloitte") from 1987 through 1996. Prior to 1987, Mr. Holden was an audit manager at Deloitte.

     Ms. Robinson has been President of Ascent Sports, Inc. since June 1996. Prior thereto, Ms. Robinson served as General Manager of Pepsi Cola Bottling Company ("Pepsi")in Denver from 1995 to 1996, Vice President of Customer Development of Pepsi from 1992 through 1995 and Area Marketing Manager of Pepsi from 1988 through 1992.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 3, 1997, there were approximately 150 record holders of shares of Common Stock, $.01 par value, of the Company ("Common Stock"). The principal market for the Common Stock is the NASDAQ Stock Market, where it is traded under the symbol "GOAL." The Company's Transfer Agent and Registrar is The Bank of New York, 101 Barclay Street, New York, New York. The Company has not declared or paid any dividends on the Common Stock and does not intend to do so in the foreseeable future. For a description of certain restrictions on the Company's payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the Company's Consolidated Financial Statements

     The high and low closing prices for the Company's Common Stock for the year ended December 31, 1996 are as follows:

     Quarter Ended            High           Low
     -------------            ----           ---

     December 31, 1996        $23 1/8        $11 1/2
     September 30, 1996       $24 7/8        $15 3/4
     June 30, 1996            $25 1/4        $14 1/2
     March 31, 1996           $15 3/4        $11 1/4

     December 31, 1995*       $16            $13 1/2

     *The Offering occurred on December 18, 1995, prior to which there was no public market for the Company's Common Stock.

Item 6. SELECTED FINANCIAL DATA FOR THE REGISTRANT FOR EACH OF THE LAST FIVE FISCAL YEARS.

The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and schedules and accompanying notes and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" presented elsewhere in this document.

                           FIVE YEAR FINANCIAL SUMMARY
           (Dollar amounts in thousands, except per share information)




                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------

OPERATIONS:
Income Statement Data:                      1996           1995           1994           1993           1992
                                            ----           ----           ----           ----           ----
  Multimedia Distribution Revenue(1).   $  167,976(2)   $ 135,782      $ 125,823      $  97,855      $  81,767
  Entertainment Revenue (1) . . . . .       90,144         66,036(3)      39,653         27,826         21,901
                                        ----------      ---------      ---------      ---------      ---------
  Total Revenue . . . . . . . . . . .      258,120        201,818(3)     165,476        125,681        103,668
                                        ----------      ---------      ---------      ---------      ---------
Operating expenses
  Cost of services . . . . . . . . . .     217,949        154,676        107,452         85,998         75,046
  Depreciation and amortization. . . .      74,812         53,675         38,820         27,227         22,386
  General and administrative . . . . .       9,678         10,002          9,203          7,967          7,089
  Provision for restructuring . . . .            -         10,866(4)           -              -         15,318(5)
                                        ----------      ---------      ---------      ---------      ---------
    Total operating expenses. . . . .      302,439        229,219(4)     155,475        121,192        119,839
                                        ----------      ---------      ---------      ---------      ---------
  Income (loss) from operations. . . .     (44,319)       (27,401)        10,001          4,489        (16,171)
  Interest expense . . . . . . . . . .     (10,715)          (759)          (326)          (567)        (2,186)
  Other income (expense), net. . . . .         565         (2,070)         1,021            585            597
  Income tax benefit (expense) . . . .      11,957          9,835         (4,831)        (2,416)         5,506
  Minority interest. . . . . . . . . .       6,812           (628)          (265)          (362)           583
                                        ----------      ---------      ---------      ---------      ---------
  Income (loss) before cumulative
    effect of accounting change
    and extraordinary loss . . . . . .     (35,700)       (21,023)         5,600          1,729        (11,671)
  Cumulative effect of accounting
    change for income taxes. . . . . .           -              -              -            941              -
  Extraordinary loss, net of taxes . .        (334)             -              -              -              -
                                        ----------      ---------      ---------      ---------      ---------
  Net income (loss). . . . . . . . . .  $  (36,034)     $ (21,023)     $   5,600      $   2,670      $ (11,671)
                                        ----------      ---------      ---------      ---------      ---------
                                        ----------      ---------      ---------      ---------      ---------
  Weighted average number of common
    shares outstanding (6) . . . . . .      29,753         24,217         24,000         24,000         24,000
                                        ----------      ---------      ---------      ---------      ---------
                                        ----------      ---------      ---------      ---------      ---------
  Net income (loss) per common
   share (6) . . . . . . . . . . . . .  $    (1.21)     $    (.87)     $     .23      $     .11      $    (.49)
                                        ----------      ---------      ---------      ---------      ---------
                                        ----------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA
(AT END OF PERIOD):
    Total assets . . . . . . . . . . .  $  736,602      $ 502,603      $ 372,580      $ 270,473      $ 203,085
    Total long-term debt . . . . . . .      50,000         70,000            207          1,024          2,570
    Equity . . . . . . . . . . . . . .     269,585        301,269        268,197        181,181        137,209




OTHER DATA:
Operating income (loss):
  Multimedia Distribution. . . . . . .  $   (9,775)     $   2,885      $  18,140      $  15,327      $  12,793
  Entertainment. . . . . . . . . . . .     (24,812)        (9,418)         1,064         (2,871)        (6,557)
  General and administrative . . . . .      (9,732)       (10,002)        (9,203)        (7,967)        (7,089)
  Restructuring Reserve. . . . . . . .          --        (10,866)(4)         --             --        (15,318)
                                        ----------      ---------      ---------      ---------      ---------
    Total. . . . . . . . . . . . . . .  $  (44,319)     $ (27,401)     $  10,001      $   4,489      $ (16,171)
                                        ----------      ---------      ---------      ---------      ---------
                                        ----------      ---------      ---------      ---------      ---------
Capital Expenditures:
  Multimedia Distribution. . . . . . .     $78,220      $  82,903      $  89,073      $  63,708      $  17,700
  Entertainment. . . . . . . . . . . .      10,066          2,208            980          1,232            371
                                        ----------      ---------      ---------      ---------      ---------
    Total Capital Expenditures . . . .     $88,286      $  85,111      $  90,053      $  64,940      $  18,071
                                        ----------      ---------      ---------      ---------      ---------
                                        ----------      ---------      ---------      ---------      ---------
Cash Flow Data:
  Net cash provided by operating
  activities . . . . . . . . . . . . .  $   23,277      $  63,771      $  38,560      $  27,713      $  27,528

  Net cash used in investing
  activities . . . . . . . . . . . . .    (113,314)     $(180,523)     $(119,975)     $ (76,086)     $ (23,212)

  Net cash provided by (used in)
  financing activities . . . . . . . .      82,988      $ 124,406      $  81,554      $  51,217      $  (3,512)

  EBITDA (7)
  Multimedia Distribution. . . . . . .  $   52,457      $  48,277      $  53,031      $  39,071      $  31,227
  Entertainment. . . . . . . . . . . .     (12,286)        (1,135)         4,993            612         (2,695)
  General & Administrative . . . . . .      (9,678)       (10,002)        (9,203)        (7,967)        (7,089)
                                        ----------      ---------      ---------      ---------      ---------
  Total EBITDA . . . . . . . . . . . .  $   30,493      $  37,140      $  48,821      $  31,716        $21,443
                                        ----------      ---------      ---------      ---------      ---------
                                        ----------      ---------      ---------      ---------      ---------

Room data:
Total Number of Guest-pay rooms
  (at end of period):
  On-demand. . . . . . . . . . . . . .     710,000        361,000        248,000        124,000         37,000
  Scheduled only . . . . . . . . . . .     208,000         51,000        194,000        264,000        298,000
                                        ----------      ---------      ---------      ---------      ---------
    Total Rooms. . . . . . . . . . . .     918,000        412,000        442,000        388,000        335,000
                                        ----------      ---------      ---------      ---------      ---------
                                        ----------      ---------      ---------      ---------      ---------

OCC on-demand backlog (at end of
period (8) . . . . . . . . . . . . . .      58,000        113,000        128,000        137,000         27,000
                                            ------        -------        -------        -------         ------
                                            ------        -------        -------        -------         ------

(1) OCC has reclassified certain income statement amounts in OCV's historical financial statements to be consistent with the presentation used by SpectraVision, Inc. and to conform to a more common presentation used by providers of in-room entertainment to the lodging industry. Specifically, OCV previously reflected certain costs as a reduction of Revenues and has reclassified such costs as a Cost of Service. This reclassification has no impact on either OCC's or Ascent's previously reported operating income
     (loss). Accordingly, Ascent conformed its presentation to that of OCC's during the fourth quarter of 1996 in conjunction with this Annual Report on Form 10-K and Revenues for the Multimedia Distribution segment have increased by $8.4 million to $135.8 million, by $5.3 million to $125.8 million, by $1.9 million to $97.9 million and by $.7 million to $81.8 million for the years ended December 31, 1995, 1994, 1993, and 1992, respectively. In addition, both the Avalanche and Nuggets reclassified certain income statement amounts in their historical financial statements to be consistent with the presentation in 1996. Accordingly, revenues for the Entertainment Segments have been restated for all years presented above.

(2) Includes $24.1 million in revenues from SpectraVision. The results of operations for the fourth quarter of 1996 include the results from

     SpectraVision assets which were acquired on October 8, 1996. See Note 2 of Notes to the Consolidated Financial Statements.

(3) Includes $9.2 million of NBA expansion fee revenue recorded in the second quarter of 1995. In addition, the results of operations for the second and third quarter of 1995 include the results of the Avalanche which was acquired on July 1, 1995.

(4) Includes a $10.9 million restructuring charge resulting from the discontinuation of Satellite Cinema's lower margin, scheduled, satellite delivered pay-per-view service. See Note 12 of Notes to Consolidated Financial Statements.

(5) Includes a restructuring charge of $15.3 million relating to the Company's decision to shift its business focus from mid-priced hotels served by Satellite Cinema's scheduled, satellite delivered pay-per-view systems to business and luxury hotels served by OCV's on-demand technology, and the write-off of an equity investment in a company pursuing media ventures in Russia and other countries in the Commonwealth of Independent States.

(6) Gives effect to the 24,000-for-1 stock split of the outstanding Common Stock effected upon consummation of the Offering.

(7) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document. EBITDA for the years ended December 31, 1992 and 1995 excludes the provisions for restructuring during such periods.

(8) OCC backlog represents the approximate number of hotel rooms under contract with OCC which are awaiting installation of OCV equipment.
     The vast majority of such rooms in the 1996 backlog amount represent SpectraVision rooms which are to be converted to OCV systems.

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

OVERVIEW

The Company operates in two segments: MultiMedia Distribution, which consists of OCC and Ascent Network Services, and Entertainment, which consists of the Denver Nuggets, the Colorado Avalanche and Beacon.

MULTIMEDIA DISTRIBUTION

The Company made its initial investment in OCV in 1991 and owned approximately 84% (78.4% fully diluted) of OCV prior to the acquisition of SpectraVision. On October 10, 1996 the Company, through OCC, consummated the acquisition of the assets and properties and certain liabilities of SpectraVision (the "Acquisition") and acquired 100% of On Command Video Corporation, its previously 84% owned subsidiary ("OCV"). Immediately prior to the Acquisition, OCV, was merged with a subsidiary of OCC, On Command Merger Corporation, and, OCV as the surviving corporation, became a wholly owned subsidiary of OCC. At December 31, 1996, 1995 and 1994, the Company owned interests representing approximately 57%, 84% and 80%, respectively in OCC (or OCV in prior years). Subsequent to the Acquisition, OCC is the leading provider of on-demand in-room entertainment for the United States lodging industry.

Prior to the OCC Transactions, OCV had experienced rapid growth in the past three and one half years, increasing its base of installed rooms from approximately 37,000 rooms in approximately 90 hotels at the end of 1992 to approximately 441,000 rooms in approximately 1,585 hotels at October 1996. Conversely, SpectraVision, as a result of financial constraints and its bankruptcy filing in June 1995, had experienced deterioration in its room base over the same period. SpectraVision's room base, including both pay-per-view and free-to-guest, had decreased from approximately 1,059,000 installed rooms in approximately 2,543 hotels at the end of 1992 to approximately 484,000 rooms, including both pay-per-view and free-to-guest, in approximately 1,632 hotels at October 1996.

The following table sets forth information in regard to pay-per-view rooms installed as of December 31:

                    1996                1995                1994
                    ----                ----                ----
                ROOMS   PERCENT     ROOMS   PERCENT     ROOMS   PERCENT
                -----   -------     -----   -------     -----   -------

 On-Demand     710,000    77.3 %   361,000    87.6 %   248,000    56.1 %
 Scheduled     208,000    22.7      51,000    12.4     194,000    43.9
               -------   -----     -------   -----     -------   -----
               918,000   100.0 %   412,000   100.0 %   442,000   100.0 %
               -------   -----     -------   -----     -------   -----
               -------   -----     -------   -----     -------   -----

The Company will continue to derive a majority of its revenues from OCC. Revenue and income growth are expected from the continued installation of on-demand systems for new hotel customers and to replace scheduled systems of existing customers. The primary sources of revenues of OCC (which are more fully discussed below) are movie rentals (including video games and free-to-guest services), and video system sales.

Through ANS, the Company also provides satellite distribution support services, principally to affiliates of the NBC television network. In connection with an extension of ANS's agreement with NBC through 1999, the Company agreed to reduce the amounts payable by NBC to the Company under the contract, since the original contract provided for higher payments to the Company to reimburse the Company for capital expenditures made in connection with the purchase and construction of certain equipment. As a result of this agreement, the Company expects that revenues from the NBC contract for each year from 1995 through 1999 will be approximately $12 million less than in 1994. In addition, NBC, with ANS' technical assistance, issued a request for information to certain hardware vendors in July 1995 with respect to procuring equipment necessary to upgrade the NBC distribution network to digital technology. In August of 1996, ANS and NBC executed a letter of intent pursuant to which ANS has procured and installed certain of such digital equipment to provide MSNBC, LLC, a joint venture between NBC and Microsoft Corporation ("MSNBC") with network service, maintenance and support. The partial digital upgrade service is being provided for a 10 year term and is currently governed by the underlying NBC service contract. ANS and MSNBC anticipate finalizing a service agreement separate from the underlying NBC contract in the first half of 1997 for the partial digital upgrade service. The network service, maintenance and support provided to MSNBC are related to and dependent upon the original NBC distribution network. The Company anticipates that ANS will assist NBC in completing the upgrade of the NBC network to digital technology, which will likely involve significant capital expenditures on the part of the Company and would be accompanied by an extension of ANS's contract with NBC that expires in 1999. The Company does not anticipate that the contract to complete the digital upgrade for NBC will be awarded until 1998.

ENTERTAINMENT

The Company made its initial investment in the Nuggets in 1989 with the acquisition of a 62.5% interest in a limited partnership that acquired the Nuggets. In 1991 and 1992, the Company acquired the remaining interests in the partnership. As discussed below, in December 1994, the Company acquired Beacon and, in July 1995, the Company acquired the Avalanche. As a result, the Company's results of operations for the year ended December 31, 1994 do not include results of operations from Beacon or the Avalanche (except, in the case of Beacon, for results of operations for the month of December 1994). Similarly, the results of operations for the year ended December 31, 1995 include results of operations from the Avalanche only for the last six months.

In July 1995, the Company acquired one of the 26 franchises in the NHL at a cost of approximately $75.8 million. The Company has moved the franchise to Denver to share Denver's McNichols Arena with the Nuggets, where the team has commenced play under the Colorado Avalanche name. The financial performance of the Nuggets and the Avalanche are, to a large extent, dependent on their performance in their respective leagues. In addition, due to the limitation of the facilities available at McNichols Arena, the Company expects the Avalanche and the Nuggets to experience operating losses as long as both teams play in McNichols Arena. The Company has proposed the construction of a new sports arena and entertainment complex in which the Nuggets and Avalanche would play, which is expected to result in increased revenues and improved operating results for both the Nuggets and the Avalanche.

As a result of the operating losses expected to be incurred by the Avalanche and the Nuggets and operating expenses at Beacon, the Company expects to incur operating losses on a consolidated basis through the end of 1997. However, the Company expects to record positive earnings before income taxes, depreciation and amortization and positive operating cash flow during this period.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
The following table sets forth certain data as a percentage of revenue for the period indicated:


                                                       1996                     1995
                                                       ----                     ----
                                                Amount       Percent     Amount       Percent
                                                ------       -------     ------       -------
                                                            (Dollars in thousands)
INCOME STATEMENT DATA
Revenue:
   Multimedia Distribution . . . . . . .      $ 167,976        65.1%   $ 135,782        67.3%
   Entertainment . . . . . . . . . . . .         90,144        34.9       66,036        32.7
                                              --------        -----    --------        -----
      Total. . . . . . . . . . . . . . .        258,120       100.0      201,818       100.0
 Cost of services. . . . . . . . . . . .        217,949        84.4      154,676        76.6
 Depreciation and amortization . . . . .         74,812        29.0       53,675        26.6
 General and administrative. . . . . . .          9,678         3.8       10,002         5.0
 Provision for restructuring . . . . . .              -        --         10,866         5.4
                                              --------        -----    --------        -----
 Operating loss. . . . . . . . . . . . .       (44,319)       (17.2)    (27,401)       (13.6)
 Other income (expense). . . . . . . . .            565         0.2      (2,070)        (1.0)
 Interest expense. . . . . . . . . . . .       (10,715)        (4.1)       (759)        (0.4)
 Income tax benefit  . . . . . . . . . .         11,957         4.6        9,835         4.9
 Minority interest . . . . . . . . . . .          6,812         2.6        (628)        (0.3)
 Extraordinary loss, net . . . . . . . .          (334)        (0.1)           -         -
                                              --------        -----    --------        -----
 Net loss. . . . . . . . . . . . . . . .       (36,034)       (14.0)%  $(21,023)       (10.4)%
                                              --------        -----    --------        -----
                                              --------        -----    --------        -----


REVENUE. Revenue increased by $56.3 million, or 27.9%, to $258.1 million for the year ended December 31, 1996 from $201.8 million for the year ended December 31, 1995. Multimedia Distribution revenue increased by $32.2 million, or 23.7%, to $168.0 million for the twelve months ended December 31, 1996 from $135.8 million for the twelve months ended December 31, 1995. While Revenues for the year ended December 31, 1996 include $21.4 million from the SpectraVision assets acquired by OCC in October, 1996, 1995 revenue includes $24.7 million of revenues from the Company's Satellite Cinema business, which ceased operations on December 31, 1995. Excluding the 1995 Satellite Cinema revenues and the 1996 SpectraVision revenues, MultiMedia distribution segment revenues increased $35.3 million or 32% over 1995 revenues. This increase is primarily attributable to the 29% growth in 1996 of OCV installed on-demand rooms (from 361,000 rooms at December 31, 1995 to 466,000 rooms at December 31, 1996.) In addition, revenues increased at ANS due to revenues earned for services provided under the NBC agreement for the MSNBC partial digital upgrade. Entertainment revenue increased by $24.1 million, or 36.5%, to $90.1 million for the year ended December 31, 1996 from $66.0 million for the year ended December 31, 1995 primarily as a result of revenues from the Avalanche. The Avalanche, acquired in July 1995, reflected no revenues in the first half of 1995 as compared to $26.4 million for the first six months of 1996. The increased Avalanche revenues was partially offset by lower revenues at the Nuggets, primarily attributable to the absence of $9.2 million in NBA expansion fees recognized in 1995 and by lower revenues at Beacon, as Beacon had no movie releases in 1996 as compared to one in 1995.

COST OF SERVICES. Cost of services for Multimedia Distribution was $115.5 million, or 69% of Multimedia Distribution revenue, for the year ended December 31, 1996 compared to $87.5 million, or 64% of Multimedia Distribution revenue, for the year ended December 31, 1995. The decline in Multimedia Distribution margin is primarily attributable to one-time charges of $8.7 million at OCC for costs associated with the integration of SpectraVision, the alignment of OCC's operating practices and the establishment of OCC as a new public company. In addition, OCC's margin also decreased due to increases in free-to-guest costs and movie royalty expenses in 1996 as compared to 1995. Cost of services for Entertainment was $102.4 million, or 114% of Entertainment revenue for the year ended December 31, 1996, compared to $67.2 million, or 102% of Entertainment revenue, for the year ended December 31, 1995. The decline in Entertainment margin is attributable to increased operating losses at the Nuggets which is primarily attributable to lower ticket revenues due to reduced attendance and the absence of NBA expansion fees of $9.2 million recognized in 1995.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for Multimedia Distribution was $62.2 million, or 37% of Multimedia revenue for the year ended December 31, 1996, compared to $45.4 million, or 33% of Multimedia revenue for the year ended December 31, 1995. This increase in depreciation and amortization is primarily attributable to the capital investment associated with installing on-demand service systems in hotels and to a lesser extent, the depreciation and amortization associated with assets acquired from the SpectraVision acquisition. Depreciation and amortization for Entertainment was $12.6 million, or 14.0% of Entertainment revenue, for the year ended December 31, 1996, compared to $8.3 million, or 12.6% of Entertainment revenue, for the year ended December 31, 1995. This increase in depreciation and amortization is attributable to the amortization of the intangible assets acquired in the Avalanche acquisition for the entire calendar year of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1996 were $9.7 million, or 3.8% of revenues, compared to general and administrative expenses of $10.0 million, or 5% of revenues for the year ended December 31, 1995. This decrease primarily reflects the reduction of approximately $2.4 million in certain general and administrative service charges from COMSAT offset by an increase in costs associated with the relocation of the Company's headquarters to Denver and the costs associated with being a publicly traded corporation in 1996.

OTHER INCOME (EXPENSE). Other income for the year ended December 31, 1996 was $.6 million, an increase of $2.6 million from the year ended December 31, 1995 which reflected $2.1 million in other expense. Other income in 1996 includes a gain of $1.9 million from the sale of investment securities in 1996 offset by a $2.3 million loss in 1996 on its limited partnership investment in Elitch Gardens. The improvement over 1995 is primarily due to the settlement of a lawsuit in 1995 with a former employee of OCV of $1.5 million and a charge of $.9 million for expenses in 1995 associated with the Company's portion of certain site-specific plans for a new arena in Denver.

INTEREST EXPENSE AND EXTRAORDINARY LOSS. Interest expense for the year ended December 31, 1996 was $10.7 million, an increase of $10.0 million from the year ended December 31, 1995. This increase is attributable to borrowings incurred in conjunction with Ascent's initial public offering in December 1995 and the additional borrowings incurred during 1996 to fund the Company's continuing expansion of its businesses, primarily for capital expenditures at OCC and the assumption of debt in connection with the SpectraVision acquisition. In conjunction with the SpectraVision transaction, the Company and On Command each obtained new credit agreements with a bank. The Company recorded an extraordinary loss of $334,000, net of taxes, in the fourth quarter of 1996 in connection with the extinguishment of its previous credit facility with its former lender.

INCOME TAX BENEFIT. Income tax benefit for the year ended December 31, 1996 was $12.0 million, compared to an income tax benefit of $9.8 million for the year ended December 31, 1995. The Company's effective rate declined to 22 percent in 1996 from 32.5 percent in 1995. This decline in the Company's effective tax rate is primarily attributable to the losses incurred by OCC during the fourth quarter of 1996, in which no tax benefit was recognized due to uncertainties regarding OCC's ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforward, prior to their expiration. See Note 8 of Notes to the Consolidated Financial Statements.

NET INCOME (LOSS). As a result of the foregoing, net loss for the year ended December 31, 1996 was $36.0 million, compared to net loss of $21.0 million for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

The following table sets forth certain data as a percentage of revenue for the period indicated:


                                                       1995                     1994
                                                       ----                     ----
                                                Amount       Percent     Amount       Percent
                                                ------       -------     ------       -------
                                                            (Dollars in thousands)
INCOME STATEMENT DATA
 Revenue:
  Multimedia Distribution. . . . . . . .       $135,782      67.3%       $125,823     76.0%
  Entertainment. . . . . . . . . . . . .         66,036      32.7         39,653      24.0
                                               --------     -----       --------     -----
    Total. . . . . . . . . . . . . . . .        201,818     100.0        165,476     100.0
 Cost of services. . . . . . . . . . . .        154,676      76.6        107,452      64.9
 Depreciation and amortization . . . . .         53,675      26.6         38,820      23.5
 General and administrative. . . . . . .         10,002       5.0          9,203       5.6
 Provision for restructuring . . . . . .         10,866       5.4              -         -
                                               --------     -----       --------     -----
 Operating income (loss) . . . . . . . .        (27,401)     13.6         10,001       6.0
 Other income (expense). . . . . . . . .         (2,070)     (1.0)         1,021       0.6
 Interest expense. . . . . . . . . . . .           (759)     (0.4)          (326)     (0.2)
 Income tax benefit (expense). . . . . .          9,835       4.9         (4,831)     (2.9)
 Minority interest . . . . . . . . . . .           (628)     (0.3)          (265)     (0.1)
                                               --------     -----       --------     -----
 Net income (loss) . . . . . . . . . . .       $(21,023)    (10.4)%     $  5,600       3.4%
                                               --------     -----       --------     -----
                                               --------     -----       --------     -----



REVENUE. Revenue increased by $36.3 million, or 21.9%, to $201.8 million for the year ended December 31, 1995 from $165.5 million for the year ended December 31, 1994. Multimedia Distribution revenue increased by $10.0 million, or 7.9%, to $135.8 million for the twelve months ended December 31, 1995 from $125.8 million for the twelve months ended December 31, 1994 as a result of a 46% increase in installed on-demand rooms, offset in part by a 74% decrease in installed scheduled service rooms (primarily as a result of conversion to OCV's on-demand technology) and reduced revenue from NBC for network distribution support services. See "Overview - Multimedia Distribution." Entertainment revenue increased by $26.4 million, or 66.5%, to $66.0 million for the year ended December 31, 1995 from $39.7 million for the year ended December 31, 1994 as a result of the Nuggets' share of NBA expansion fees of $9.2 million in connection with the admission of two new teams to the NBA in 1995; the acquisition of Beacon on December 1, 1994, which generated $6.5 million in revenue; and the acquisition of the Colorado Avalanche in July 1995, which generated revenue of $12.3 million during the last six months of 1995.

COST OF SERVICES. Cost of services for Multimedia Distribution was $87.5 million, or 64.4% of Multimedia Distribution revenue, for the year ended December 31, 1995 compared to $72.8 million, or 57.9% of Multimedia Distribution revenue, for the year ended December 31, 1994. The decline in Multimedia Distribution margin is attributable to lower margins under the NBC contract and the Company's Satellite Cinema division, offset in part by the growth in the number of higher margin on-demand hotel rooms serviced by OCV. In connection with the 1994 extension of the Company's agreement with NBC, the Company agreed to reduce its margins under the NBC contract in connection with the extension of such contract through 1999. Cost of services for Entertainment was $67.2 million, or 102% of Entertainment revenue, for the year ended December 31, 1995, compared to $34.7 million, or 87.5% of Entertainment revenue, for the year ended December 31, 1994. The decline in Entertainment margin is attributable to negative operating margins for both Beacon and the Colorado Avalanche, partially offset by NBA expansion fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for Multimedia Distribution was $45.4 million for the year ended December 31, 1995, compared to $34.9 million for the year ended December 31, 1994. This increase in depreciation and amortization is attributable to the capital investment associated with installing on-demand service systems in hotels, coupled with slightly higher installation costs per room as a result of the addition of smaller hotels to the room base. Depreciation and amortization for Entertainment was $8.3 million, or 12.6% of Entertainment revenue, for the year ended December 31, 1995, compared to $3.9 million, or 9.8% of Entertainment revenue, for the year ended December 31, 1994. This increase in depreciation and amortization is attributable to the amortization of the intangible assets acquired in the Beacon acquisition beginning in December 1994 and amortization of the intangible assets acquired in the Avalanche acquisition beginning in July 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1995 were $10.0 million, or 5.0% of revenues, compared to general and administrative expenses of $9.2 million, or 5.6% of revenues for the year ended December 31, 1994.

PROVISION FOR RESTRUCTURING. The provision for restructuring during the year ended December 31, 1995 resulted from the discontinuation of Satellite Cinema's lower margin, scheduled, satellite-delivered pay-per-view service. See Note 12 of Notes to Consolidated Financial Statements.

OPERATING INCOME. As a result of the above factors, operating income (excluding the restructuring provision) for the Multimedia Distribution segment was $2.9 million, or 2.1% of Multimedia Distribution revenue, for the year ended December 31, 1995, compared to $18.1 million, or 14.4% of Multimedia Distribution revenue, for the year ended December 31, 1994. Entertainment had an operating loss of $9.4 million, or 14.2% of Entertainment revenue, for the year ended December 31, 1995, compared to operating income of $1.1 million, or 2.8% of Entertainment revenue, for the year ended December 31, 1994.

OTHER INCOME (EXPENSE). Other expense for the year ended December 31, 1995 was $2.1 million, an increase of $3.1 million from the year ended December 31, 1994. This increase is primarily due to the settlement of a lawsuit in 1995 with a former employee of OCV and a charge for expenses associated with the Company's portion of certain site-specific plans for a new arena in Denver.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1995 was $.8 million as compared to $.3 million for the year ended December 31, 1994. The increase is attributable to interest incurred on certain severance obligations of the Nuggets.

INCOME TAX BENEFIT (EXPENSE). Income tax benefit for the year ended December 31, 1995 was $9.8 million, compared to income tax expense of $4.8 million for the year ended December 31, 1994. The Company's effective tax rate in 1995 was 33% as compared to 45% in 1994. In 1994, the Company generated operating income of $10.0 million, a significant portion of which was attributable to OCV which, at that time, was not included in the Company's consolidated tax group. Accordingly, tax losses generated by the Company's other subsidiaries could not be used to offset OCV's taxable income in 1994. See Note 8 of Notes to the Consolidated Financial Statements.

NET INCOME (LOSS). As a result of the foregoing, net loss for the year ended December 31, 1995 was $21.0 million, compared to net income of $5.6 million for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash during the year ended December 31, 1996 were cash from operations of $23.3 million, net borrowings under the Company's bank credit facilities of $120.3 million, proceeds of $3.6 million from the sale of certain investments owned by the Company and the collection of $6.7 million on notes and other receivables. Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth. Specifically, capital expenditures of $70.5 million were made by OCC for the continuing installation of on-demand systems, $9.1 million for the development of the proposed arena in Denver, $6.8 million by ANS for the partial digital upgrade of the MSNBC network and the investment of $21.1 million in cash by Beacon for the development and production of three major motion pictures.

The Company's negative working capital position increased by $190.5 million from December 31, 1995 to December 31, 1996. This is primarily attributable to an increase in short-term debt of $143.0 million used mainly for the acquisition of long-term assets of $221.4 million.

The Company has access to short-term financing and OCC has access to short-term and long-term financing under their respective Credit Facilities, as amended on March 23, 1997. See Note 6 of Notes to the Consolidated Financial Statements. As a result of these amendments, Ascent reduced the maximum amount available under the Ascent Credit Facility from $200.0 million to $140.0 million and OCC increased its available borrowings under its revolving credit facility from $125.0 million to $150.0 million (see Note 6 of Notes to the Consolidated Financial Statements). Based on these amendments and borrowings outstanding at March 23, 1997, Ascent has $33.0 million available under the Ascent Credit Facility and OCC has $47.0 million in available borrowings under the OCC
Credit Facility, subject to certain covenant restrictions.

     The Amendment to the Ascent Credit Facility provides among other things, that the facility will not be renewable for two additional one year options beyond October 9, 1997 unless, prior thereto, Ascent has received not less than $50.0 million in proceeds from a new debt financing which is subordinated to the Ascent Credit Facility. Based on current market conditions, management of Ascent currently believes that they will be successful in obtaining the additional subordinated debt by October 9, 1997. However, there can be no assurances that other contingencies will not arise which could impact Ascent's ability to obtain the additional subordinated financing or that such financing will be available on terms acceptable to Ascent. If Ascent were not able to obtain the additional subordinated financing, Ascent could be required to refinance the Ascent Credit Facility which could require Ascent to reduce or reschedule planned capital investments, reduce capital outlays or sell assets.

The Company's cash requirements during 1997 are expected to include (i) the continuing installation by OCC of on-demand systems, (ii) an investment in a new arena and entertainment complex in Denver for use by the Nuggets and Avalanche,
(iii) the funding of the production of motion pictures at Beacon (iv) funding the operating requirements of Ascent and its subsidiaries (excluding OCC), and
(v) the payment of interest under the Ascent and OCC credit facilities. The Company anticipates that capital expenditures for the continued installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC Credit Facility. While the Company continues to plan to finance the construction of the new arena in Denver, whereby the Company's equity participation would consist of expenditures totaling $20-$25 million, of which approximately $11.5 million has been incurred, any additional cash expenditures for such participation would be delayed until the summer of 1997 due to continued delays in reaching an agreement with the City and County of Denver. Beacon's capital requirements with respect to the funding of its current movie productions are expected to consist of expenditures totaling $30-35 million during the first three quarters of 1997. Capital requirements with respect to the funding of additional productions at Beacon will be dependent upon the number, nature and timing of these projects that the Company determines to pursue during 1997. The Company will utilize the Universal Agreement when appropriate, to pre-sell a portion of the international distribution rights to help fund motion picture costs.

Management of the Company believes that available cash and funds available under the amended Ascent and OCC Credit Facilities will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements through 1997.

In the COMSAT Corporate Agreement, Ascent agreed not to incur any indebtedness, other than that under Ascent's previous $175 million revolving credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $175 million in the aggregate, without COMSAT's consent. In September 1996, in connection with the combination of On Command Video Corporation ("OCV") and the assets and certain liabilities of SpectraVision, Inc. into On Command Corporation ("OCC"), and in consideration of Ascent's other capital requirements, COMSAT consented to permit Ascent to incur consolidated indebtedness (including indebtedness of OCC) of up to $216 million under the COMSAT Corporate Agreement, provided that: (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness in excess of $175 million may only be incurred to satisfy funding
requirements for 1996.   At that time, COMSAT also consented to Ascent entering
into a new credit facility with aggregate available borrowings of up to $200 million, and OCC entering into a $125 million credit facility, as discussed above.

On November 15, 1996, COMSAT consented to increase the limitation on consolidated indebtedness which Ascent may incur pursuant to the COMSAT Corporate Agreement to $236 million; provided that: (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness in excess of Ascent's indebtedness existing at December 31, 1996 may only be used to satisfy Ascent's consolidated funding requirements through June 30, 1997, as approved by the Ascent Board of Directors.

Also in connection with the SpectraVision transaction, Ascent and OCC entered into a Corporate Agreement (the "OCC Corporate Agreement"), pursuant to which OCC agreed, among other things, not to incur any indebtedness, other than under OCC's Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $100 million in the aggregate, without Ascent's prior written consent.

A primary purpose of both the COMSAT Corporate Agreement and the OCC Corporate Agreement is to require Ascent to coordinate its consolidated capital requirements with COMSAT so that COMSAT can monitor compliance with the regulations of the Federal Communications Commission ("FCC") applicable to the capital structure and debt financing activities of COMSAT and its consolidated subsidiaries. COMSAT is required to submit a financial plan to the FCC for review annually. Under existing FCC guidelines, COMSAT is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45%, and an interest coverage ratio of 2.3 to 1. The latter two guidelines are measured at year end. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio to a minimum of 1.9 to 1, and an increase in the short-term debt limit to $325 million for the 1996 plan year and until the FCC acts on COMSAT's 1997 capital plan. COMSAT has informed Ascent that COMSAT was in compliance with the FCC guidelines, as modified, at December 31, 1996.

As part of Ascent's 1997 operating and capital planning process, Ascent management requested that COMSAT increase its debt limit beginning in January 1997, which resulted in the increase described above. On March 21, 1997, COMSAT consented to increase the limitation on aggregate consolidated indebtedness which Ascent may incur pursuant to the COMSAT Corporate Agreement to $270.0 million for the remainder of 1997; provided that (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness subordinated to indebtedness under Ascent's existing credit facility could only be incurred on terms which did not adversely affect COMSAT's proposed tax-free distribution of its interest in Ascent to COMSAT shareholders. In connection with COMSAT's consent under the COMSAT Corporate Agreement, Ascent consented under the OCC Corporate Agreement to increase OCC's limitation on indebtedness to not more than $116,000,000 by June 30, 1997, and to $130,000,000 by
December 31, 1997; provided however, that (i) no more than $50,000,000 of such indebtedness may constitute long term debt, and (ii) indebtedness may only be incurred in compliance with the financial covenants contained in OCC's existing $150,000,000 Credit Facility, with any amendments to such covenants subject to the written consent of Ascent. Ascent management believes that the $270.0 million aggregate limit and related restrictions on Ascent's consolidated indebtedness will be adequate to fund its consolidated operations through 1997. A number of factors could cause Ascent's funding requirements to differ materially from those projected, including, but not limited to, the ability of Ascent to obtain the $50.0 million in additional subordinated debt financing by October 9, 1997, the operating performance of Ascent's subsidiaries, unanticipated costs associated with the integration of SpectraVision's and OCV's businesses, the level of ticket sales and other revenues by Ascent's professional sports franchises, the timing of film productions and releases, the timing of NBC's decision to grant ANS the digital upgrade contract, and other market conditions.

Finally, on October 18, 1996 COMSAT announced that it intends to divest its 80.67% percent ownership interest in Ascent through a sale, spin-off or other transaction. COMSAT has engaged Morgan Stanley & Co. Incorporated to act as its financial advisor for the divestiture. On March 24, 1997, COMSAT announced that in January 1997 it had filed for a ruling with the Internal Revenue Service to allow the spin-off of Ascent as a tax-free dividend to its shareholders, and that it expects to receive the ruling by May 1997. Pending the ruling, COMSAT will continue efforts to identify a purchaser for its interest in Ascent. Depending on COMSAT's form of divestiture, the impact to the ongoing operations of Ascent may vary. However, as a result of a divestiture whereby Ascent is no longer part of COMSAT's consolidated tax group, Ascent may be unable to recognize tax benefits and in turn, receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during 1997.

Inflation has not significantly impacted the Company's financial position or operations.

SEASONALITY

OCC's business is seasonal, with higher revenues realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns. Conversely, because the NHL and NBA season extend from the fall to late spring, the Company realizes the vast majority of its revenues from the Nuggets and the Avalanche during such period.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Ascent Entertainment Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ascent Entertainment Group, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Entertainment Group and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ Deloitte & Touche

Deloitte & Touche LLP

Denver, Colorado
March 23, 1997

                        ASCENT ENTERTAINMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                            December 31,
                                                     --------------------------
                                                         1996           1995
                                                         ----           ----
Current assets:
   Cash and cash equivalents . . . . . . . .         $    3,963     $   11,012
   Receivables, net (Note 3) . . . . . . . .             54,695         45,041
   Deferred income taxes (Note 8). . . . . .              3,580          4,394
   Income taxes receivable . . . . . . . . .              6,931            434
   Prepaid expenses. . . . . . . . . . . . .             11,247          6,558
   Other current assets. . . . . . . . . . .              3,324          3,656
                                                     ----------     ----------
     Total current assets. . . . . . . . . .             83,740         71,095
Property and equipment, net (Note 4) . . . .            301,498        220,602
Goodwill, net. . . . . . . . . . . . . . . .            132,805         47,393
Franchise rights, net. . . . . . . . . . . .            102,189        107,962
Film inventory, net (Note 5) . . . . . . . .             76,234         11,470
Investments. . . . . . . . . . . . . . . . .              9,150          6,628
Other assets, net. . . . . . . . . . . . . .             30,986         37,453
                                                     ----------     ----------
Total assets . . . . . . . . . . . . . . . .         $  736,602     $  502,603
                                                     ----------     ----------
                                                     ----------     ----------

                             LIABILITIES AND EQUITY
Current liabilities:
   Short-term borrowings (Note 6). . . . . .         $  143,000           $  -
   Current portion of long-term debt . . . .                  -            207
   Accounts payable. . . . . . . . . . . . .             19,992          6,783
   Payable to COMSAT . . . . . . . . . . . .              4,662          7,217
   Deferred income . . . . . . . . . . . . .             81,942         38,060
   Other accrued liabilities . . . . . . . .             39,559         33,764
                                                     ----------     ----------
     Total current liabilities . . . . . . .            289,155         86,031
Long-term debt (Note 6). . . . . . . . . . .             50,000         70,000
Other long-term liabilities (Note 7) . . . .             14,645         13,843
Deferred income taxes (Note 8) . . . . . . .              5,742          3,593
                                                     ----------     ----------

     Total liabilities . . . . . . . . . . .            359,542        173,467
Minority interest (Note 2) . . . . . . . . .            107,475         27,867
Commitments and contingencies
   (Notes 2, 4, 6, 9). . . . . . . . . . . .                  -              -
Stockholders' equity (Note 10):
  Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none
     outstanding . . . . . . . . . . . . . .                  -              -
  Common stock, par value $.01 per share,
     60,000,000 shares authorized,
     29,754,000 issued and outstanding . . .                297            297
     Additional paid-in capital. . . . . . .            307,569        304,571
     Accumulated deficit . . . . . . . . . .            (39,633)        (3,599)
  Unrealized gain on available for sale
     securities, net of taxes. . . . . . . .              1,352              -
                                                     ----------     ----------
     Total stockholders' equity. . . . . . .            269,585        301,269
                                                     ----------     ----------
Total liabilities and stockholders'
   equity. . . . . . . . . . . . . . . . . .         $  736,602     $  502,603
                                                     ----------     ----------
                                                     ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       Years ended December 31,
                                                1996           1995            1994
                                                ----           ----            ----
Revenues (Note 3 and Note 14 for related
   party revenues) . . . . . . . . . . .    $   258,120    $   201,818    $   165,476
                                            -----------    -----------    -----------


Operating expenses:
  Cost of services . . . . . . . . . . .        217,949        154,676        107,452
  Depreciation and amortization. . . . .         74,812         53,675         38,820
  General and administrative . . . . . .          9,678         10,002          9,203
  Provision for restructuring (Note 11)               -         10,866              -
    Total operating expenses . . . . . .        302,439        229,219        155,475
                                            -----------    -----------    -----------


Income (loss) from operations. . . . . .        (44,319)       (27,401)        10,001
Other income (expense), net. . . . . . .            565         (2,070)         1,021
Interest expense . . . . . . . . . . . .        (10,715)          (759)          (326)
                                            -----------    -----------    -----------

Income (loss) before taxes, minority
   interest and extraordinary loss . . .        (54,469)       (30,230)        10,696
Income tax benefit (expense) (Note 8) .          11,957          9,835         (4,831)
                                            -----------    -----------    -----------

Income (loss) before minority interest
   and extraordinary loss. . . . . . . .        (42,512)       (20,395)         5,865
Minority interest. . . . . . . . . . . .          6,812           (628)          (265)
                                            -----------    -----------    -----------

Income (loss) before extraordinary
   loss. . . . . . . . . . . . . . . . .        (35,700)       (21,023)         5,600
Extraordinary loss on early
   extinguishment of debt, net of
   taxes (Note 6). . . . . . . . . . . .           (334)             -              -
                                            -----------    -----------    -----------
Net income (loss). . . . . . . . . . . .    $   (36,034)   $   (21,023)   $     5,600
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

Net income (loss) per common share:
   Before extraordinary loss . . . . . .    $     (1.20)   $      (.87)   $       .23
   Extraordinary loss on early
     extinguishment of debt, net of
     taxes . . . . . . . . . . . . . . .           (.01)             -              -
                                            -----------    -----------    -----------
   Net income (loss) per share . . . . .    $     (1.21)   $      (.87)   $       .23
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

Weighted average number of common
  shares outstanding . . . . . . . . . .     29,753,000     24,217,000     24,000,000
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                                                     Unrealized
                                                                                                      Gain on
                                                                      Additional                     Available-       Total
                                             Business      Common      Paid-in       Accumulated     for-Sale-    Stockholders'
                                              Equity       Stock       Capital         Deficit       Securities      Equity
                                              ------       -----       -------         -------       ----------      ------

Balance at January 1, 1994 . . . . . . .    $   181,181

  Net income . . . . . . . . . . . . . .          5,600
  Net transfers from COMSAT
    and subsidiaries . . . . . . . . . .         81,416
                                            -----------


Balance at December 31, 1994 . . . . . .        268,197

  Net loss . . . . . . . . . . . . . . .        (17,424)
  Net transfers from COMSAT
    and subsidiaries . . . . . . . . . .        115,110
                                            -----------


Balance at December 17, 1995 . . . . . .        365,883

  Net loss . . . . . . . . . . . . . . .                                              $  (3,599)                      $(3,599)
  Repayment of COMSAT loan . . . . . . .       (140,000)
  Incorporation of Ascent
    Entertainment Group, Inc.. . . . . .       (225,883)   $  240     $  225,643                                      225,883
  Net proceeds from initial
    public offering on
    December 18, 1995. . . . . . . . . .                       57         78,928                                       78,985
                                            -----------    ------     ----------     -----------      --------     ----------

Balance at December 31, 1995 . . . . . .              -       297        304,571         (3,599)                      301,269
  Net loss . . . . . . . . . . . . . . .                                                (36,034)                      (36,034)
  Investment in OCC adjustment
    (Note 2) . . . . . . . . . . . . . .                                   1,178                                        1,178
  Capital contribution from
    COMSAT (Note 10) . . . . . . . . . .                                   1,820                                        1,820
  Unrealized gain on available -
    for-sale-securities, net of
    taxes. . . . . . . . . . . . . . . .                                                                 1,352          1,352
                                            -----------    ------     ----------     -----------      --------     ----------
Balance at December 31, 1996 . . . . . .    $         -    $  297     $  307,569     $  (39,633)      $  1,352     $  269,585
                                            -----------    ------     ----------     -----------      --------     ----------
                                            -----------    ------     ----------     -----------      --------     ----------




The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                       Years ended December 31,
                                             ----------------------------------------
                                                1996           1995            1994
                                                ----           ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss) . . . . . . . . . . .     $  (36,034)    $  (21,023)      $  5,600
   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation and amortization. . . . .         74,812         53,675         38,820
  Amortization of film inventory . . . .          8,442          4,904              -
  Provision for loss on investments. . .          2,310              -              -
  Extraordinary loss on
   extinguishment of debt, net . . . . .            334              -              -
  Provision for restructuring. . . . . .              -         10,866              -
 Changes in operating assets and
 liabilities:
  Current assets . . . . . . . . . . . .         (2,723)       (10,034)        (7,860)
  Current liabilities. . . . . . . . . .        (19,203)        27,749         10,095
  Noncurrent assets. . . . . . . . . . .         (4,892)        (1,872)        (6,535)
  Noncurrent liabilities . . . . . . . .           (341)        (1,280)        (1,981)
 Other . . . . . . . . . . . . . . . . .            572            786            421
                                               --------      ---------       --------
  Net cash provided by operating
    activities . . . . . . . . . . . . .         23,277         63,771         38,560
                                               --------      ---------       --------


CASH FLOW FROM INVESTING ACTIVITIES:
 Proceeds from notes and other long-term
   receivable. . . . . . . . . . . . . .          6,684            787              -
 Proceeds from sale of investments . . .          3,608              -              -
 Net expenditures for film production
   costs . . . . . . . . . . . . . . . .        (21,050)       (12,549)          (181)
 Purchase of property and equipment. . .        (88,859)       (89,487)       (87,681)
 Investment in unconsolidated
   businesses. . . . . . . . . . . . . .         (4,125)        (3,625)             -
 Acquisitions of businesses. . . . . . .         (9,572)       (76,249)       (33,148)
 Other . . . . . . . . . . . . . . . . .              -            600          1,035
                                               --------      ---------       --------
  Net cash used in investing
   activities. . . . . . . . . . . . . .       (113,314)      (180,523)      (119,975)
                                               --------      ---------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under former
   credit facilities . . . . . . . . . .         75,000         70,000              -
 Repayment of borrowings under former
   credit facilities . . . . . . . . . .       (145,000)          (817)        (1,348)
 Proceeds from borrowings under revolving
   credit loans. . . . . . . . . . . . .        205,537              -
 Payments under revolving credit loans
     and other notes payable . . . . . .        (15,207)             -              -
 Payment of assumed debt from
   SpectraVision acquisition . . . . . .        (40,000)             -              -
 Capital Contribution from COMSAT. . . .          1,820              -              -
 Proceeds from issuance of subsidiary's
   stock . . . . . . . . . . . . . . . .          2,587            209          1,486
 Repayment of COMSAT note. . . . . . . .              -       (140,000)             -
 Net transfers from COMSAT and its
   subsidiaries. . . . . . . . . . . . .              -        115,110         81,416
 Common stock issued . . . . . . . . . .              -         78,985              -
 Other . . . . . . . . . . . . . . . . .         (1,749)           919              -
                                               --------      ---------       --------
 Net cash provided by financing
   activities. . . . . . . . . . . . . .         82,988        124,406         81,554
                                               --------      ---------       --------

   Net increase (decrease) in cash
     and cash equivalents. . . . . . . .         (7,049)         7,654            139
 Cash and cash equivalents, beginning
   of year . . . . . . . . . . . . . . .         11,012          3,358          3,219
                                               --------      ---------       --------
 Cash and cash equivalents, end of
   year. . . . . . . . . . . . . . . . .       $  3,963      $  11,012       $  3,358
                                               --------      ---------       --------
                                               --------      ---------       --------
 Supplemental cash flow information:
   Interest paid . . . . . . . . . . . .       $  8,851         $  166         $  293
   Income taxes paid . . . . . . . . . .              -          1,482          7,271



The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting practices of Ascent Entertainment Group, Inc. (the "Company" or "Ascent") and its majority owned subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a summary of the Company's significant accounting and reporting policies.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The accompanying financial statements present the financial position and results of operations of COMSAT Video Enterprises, Inc. ("CVE") which, until April 1995, was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). In April 1995, COMSAT formed COMSAT Entertainment Group, Inc. ("CEG") and contributed 100% of the stock of CVE to CEG. Subsequently, CEG changed its name to Ascent Entertainment Group, Inc. ("Ascent"). Accordingly, the Company operated as CVE up to April 1995 and as Ascent after that date. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany transactions have been eliminated. Minority interest in the financial statements consists of the interest of other stockholders in On Command Corporation. The significant majority-owned subsidiaries of Ascent are as follows:

     On Command Corporation ("OCC") and its wholly-owned subsidiaries, On
       Command Video Corporation ("OCV") and SpectraVision, Inc.
       ("SpectraVision")
     Ascent Network Services, Inc. ("ANS"), (formerly CVE)
     Denver Nuggets Limited Partnership ("Nuggets")
     Beacon Communications Corp. ("Beacon")
     Colorado Avalanche LLC ("Avalanche")

OCC provides video distribution and pay-per-view video entertainment services to the lodging industry and has operating subsidiaries in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand and Australia. ANS provides video distribution services to the National Broadcasting Company ("NBC") television network and other private networks. The Nuggets own a franchise in the National Basketball Association ("NBA"). The Avalanche own a franchise in the National Hockey League ("NHL"). Beacon is a producer of motion pictures and television programming.

Ascent executed an initial public offering (the "Offering") of a portion of its common stock on December 18, 1995. Prior to the Offering, Ascent split each share of common stock outstanding into 24,000,000 shares of common stock. Earnings per share and share amounts for all prior periods have been restated to reflect this stock split. After the Offering, COMSAT continues to own a majority (80.67%) of Ascent's common stock and continues to control Ascent. In addition, during 1996 Ascent's relationship with COMSAT was governed by agreements entered into in connection with the Offering, including an Intercompany Services Agreement, a Corporate Agreement and a Tax Sharing Agreement. The Corporate Agreement restricts the Company from issuing additional equity securities or incurring additional indebtedness without the consent of COMSAT (See Notes 6 and 14.)

CASH AND CASH EQUIVALENTS. Ascent considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost, less accumulated depreciation and amortization. Installed video systems consist of video system equipment and related costs of installation at hotel locations. Distribution systems to networks consist of equipment at network affiliates and the related costs of installation. Construction in progress consists principally of purchased and manufactured parts of partially constructed video systems and the Company's expenditures through December 31, 1996 on the Denver arena project (See Note 4.)

Depreciation and amortization are calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment are: installed video systems, 3 to 7 years; distribution systems, 10 to 15 years; furniture, fixtures and equipment, 3 to 10 years; and buildings and leasehold improvements, 20 years.

GOODWILL. The consolidated balance sheet includes goodwill related to the acquisitions of SpectraVision by OCC, OCV by CVE, the Nuggets and Beacon. Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $13,801,000 and $8,593,000 at December 31, 1996 and 1995, respectively.

FRANCHISE RIGHTS. Franchise rights were recorded in connection with the purchases of the Nuggets beginning in 1989 and the Avalanche beginning in 1995. Such rights are being amortized over 25 years. The amounts shown on the consolidated balance sheet are net of accumulated amortization of $18,172,000 and $13,398,000 at December 31, 1996 and 1995, respectively.

EVALUATION OF LONG-LIVED ASSETS. The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles held and used by an entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of January 1, 1996 and December 31, 1996, management believes that there was not any impairment of the Company's long-lived assets or any other such identifiable intangibles.

FILM INVENTORIES. Film inventories are stated at the lower of cost or net realizable value. Revenue estimates and costs on a film-by-film basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. When estimates of total revenue indicate that a film will result in an ultimate loss, the entire loss is recognized. It is reasonably possible that estimates of anticipated future gross revenues and film carrying costs may be reduced materially in the near term due to a significant degree of variability in the performance of theatrical films.

DEFERRED FINANCING COSTS. Costs incurred with the issuance of the Company's current credit facilities are included in prepaid expenses, net of accumulated amortization. Amortization is charged to operations over the respective lives of the loan agreements and is included in interest expense. (See Note 6).

DEFERRED COMPENSATION COSTS. Certain current and former players of the Nuggets and the Avalanche have contracts that provide for deferred compensation and bonuses. Ascent records a charge to operations equal to the present value of the future guaranteed payments in the period in which the compensation is earned. In addition, certain players' contracts provide for guaranteed compensation payments. (See Note 7).

REVENUE AND COST RECOGNITION. OCC installs pay-per-view video systems in hotels, generally under five to seven year agreements, whereby revenues are recognized at the time of viewing. Revenue from the sale of video systems is recognized when the equipment is shipped, except for systems requiring installation by the Company, which is recognized upon completion of the installation. Revenues from video management services and royalties are recognized when earned.

The Nuggets and Avalanche game admission and broadcasting revenues are recognized as earned per home game during the teams' regular playing seasons, generally from October to April of the following calendar year. Team and game costs, principally gate assessments, arena rentals and user fees, are recorded and expensed on the same basis. Team costs, principally player salaries, related fringe benefits and insurance, are recognized on a per-day basis during the teams' regular playing seasons. Accordingly, advance ticket sales and advance payments on television, radio, concessionaire and marketing contracts, and payments for team and game expenses not earned or incurred, are recorded as deferred revenues and deferred game expenses, respectively, and amortized ratably as regular season games are played.

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

Film costs include the acquisition of story rights, the development of stories, production, print and advertising costs (which benefit future periods) and certain amounts of overhead related to production are capitalized as film inventory. Such costs are amortized under the individual film forecast method. Completed film costs are amortized in the proportion that each film's current revenues bear to management's estimates of total remaining ultimate revenues from all sources for such film. Estimated liabilities for royalties and profit participations are accrued based upon recognized film revenues and expenses in the same manner as film cost inventories.

Revenue from other services is recorded as services are provided.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses include those costs incurred by the parent company, Ascent Entertainment Group, Inc. Similar costs incurred by the Company's majority-owned subsidiaries are included in cost of services in the accompanying statements of operations. For the years ended December 31, 1996, 1995 and 1994, the Company's subsidiaries incurred related costs of $23,984,000, $10,844,000, and $5,441,000, respectively.

INCOME TAXES. A current or deferred income tax liability or asset is recognized for temporary differences which exist due to the recognition of certain income and expense items for financial reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes payable or refundable at the date of the financial statement as measured by the provisions of current tax laws.

NET INCOME (LOSS) PER SHARE. Net income (loss) per common share is calculated using the weighted average number of common and common equivalent shares outstanding in the respective years. Except when inclusion of such shares is antidilutive, common equivalent shares include net shares issuable upon the assumed exercise of options using the treasury stock method, assuming purchases at average market values.

Common equivalent shares were not included in the calculation of income (loss) per share for 1996 and 1995, because their inclusion would have been antidilutive. There were no common equivalent shares in 1994.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to operations as incurred. These costs are included in cost of services on the income statements. The amounts charged were $4,628,000, $2,734,000 and $2,882,000 for the years ended December 31 1996, 1995 and 1994, respectively. Included in these amounts were amounts for services purchased from COMSAT affiliates of $132,000 for the year ended December 31, 1994. No such services were purchased in 1996 and 1995.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the estimated useful lives of video systems and property and equipment, intangible assets, including goodwill, the amortization of film costs based on future film revenues, the reduction in construction in progress and film inventory to their net realizable value and the amounts of certain accrued liabilities.

The Company participates in the highly competitive multimedia distribution and entertainment industries and believes that changes in any of the following areas could have a material adverse affect on the Company's future financial position or results of operations: declines in hotel occupancy as a result of general business, economic, or other factors; loss of one or more of its major hotel chain customers; a decline in ticket sales and other revenues by the sports franchises; the timing and success of film releases; ability to obtain additional capital to finance capital expenditures and film production costs; ability to retain senior management and key employees; disruption of satellite service; and risks of technological obsolescence.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair value of cash and cash equivalents, receivables, other current assets, accounts payable and other accrued liabilities approximate their carrying value due to the short term nature of these financial instruments. The fair value of certain short-term and long-term investments approximates their carrying value. The fair value of the Company's bank borrowings and other long-term liabilities approximates their carrying value due to the variable nature of the interest associated with those obligations.

RECENTLY ISSUED ACCOUNTING STANDARD. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; early application is not permitted. The Company will adopt this Statement in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. The Company has not yet determined the impact of adopting this Statement on its reported net income
< loss > per common share.


RECLASSIFICATIONS. Certain amounts in prior periods have been reclassified to conform with the current year's presentation, most notably OCC has reclassified certain income statement amounts in OCV's historical financial statements to be consistent with the presentation used by SpectraVision and to conform to a more common presentation used by providers of in-room entertainment to the lodging industry. Specifically, OCV previously reflected certain costs as a reduction of revenues and now classifies such costs as a cost of service.

NOTE 2 - ACQUISITION AND INVESTMENTS

The Company completed one acquisition per year in 1994, 1995 and 1996. These acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. These acquisitions are summarized as follows:

SPECTRAVISION, INC. - Effective October 8, 1996, Ascent through its newly formed subsidiary, OCC, acquired the assets, properties and certain liabilities of SpectraVision, Inc. (the "Acquisition") with an effective closing date of October 8, 1996 (the "Closing Date"). The Acquisition was consummated pursuant to an Acquisition Agreement dated August 13, 1996, among Ascent,
OCC, SpectraVision and the other parties named therein (the "Acquisition Agreement"). Pursuant to the Acquisition Agreement, OCC acquired all of the outstanding capital stock of SpectraDyne, Inc. ("SpectraDyne") the primary operating subsidiary of SpectraVision, together with certain other assets of SpectraDyne and its affiliates. SpectraDyne subsequently changed its name to SpectraVision, Inc. Prior to the Closing Date, OCV, formerly an 84% owned subsidiary of Ascent (approximately 78.4% owned on a fully diluted basis), was merged (the "Merger") with a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among OCC, SpectraVision, OCV and On Command Merger Corporation also dated August 13, 1996. The Acquisition Agreement and the
Merger Agreement were entered into to effect the terms of the Agreement dated April 19, 1996 entered into among Ascent, OCV, SpectraVision and the other parties named therein and to effectuate the transactions contemplated
thereby.   In accordance with Emerging Issues Task Forces Issue No. 95-19,
"Determination of the Measurement Date for the Market Price of Securities
Issued in a Purchase Business Combination," the fair value of the Acquisition consideration was determined as of April 19, 1996. The fair value was based on an independent appraisal of the net assets acquired.

At the Closing Date, Ascent and the minority stockholders of OCV received 21,750,000 shares of OCC common stock (72.5% of the initial outstanding OCC common stock). Of these shares, Ascent received 17,149,766 shares. In consideration of the acquisition of the assets and properties of SpectraVision by OCC, 8,041,618 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to SpectraVision's creditors. Additionally, 208,382 shares were held in reserve pending finalization of closing balance sheet pursuant to the Acquisition Agreement. Of these, 196,382 shares of reserved stock were distributed to the SpectraVision bankruptcy estate for the benefit of SpectraVision's creditors with the remaining 12,000 shares distributed to Ascent and OCV minority stockholders. Ascent owns approximately 57.2% of the outstanding common stock of OCC at December 31, 1996.

In connection with the Acquisition and the Merger, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC, after exercise of the warrants). The warrants have a term of 7 years and an exercise price of $15.27 per share. Series A warrants to purchase on a cashless basis up to 1,425,000 shares of OCC common stock were issued to former OCV shareholders, of which Ascent received warrants to purchase 1,123,823 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to creditors; and Series C warrants were issued to OCC's investment advisors to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration for certain banking and advisory services provided in connection with the transactions.

The aggregate purchase consideration has been allocated to the acquired assets and assumed liabilities of SpectraVision, based on their respective fair market values. The fair value of tangible assets acquired and liabilities assumed was approximately $66,000,000 and $67,000,000, respectively. In addition, $2,000,000 of the purchase price was allocated to purchased technology. The balance of the purchase price, $90,636,000, was recorded as goodwill and is being amortized over twenty years on a straight-line basis. The accompanying financial statements reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized. The assets acquired and liabilities assumed are as follows (in thousands):

     Estimated fair value of assets acquired
       (including intangibles of $92,636)            $ 158,916
     Liabilities assumed                               (67,282)
                                                     ---------
     Net assets acquired at estimated fair value        91,634
     Cash paid (net of cash received of $257)           (9,572)
                                                     ---------

     Common stock and warrants issued                $  82,062
                                                     ---------
                                                     ---------

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 are presented as if the SpectraVision acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                   Year Ended December,31
                                   ----------------------
                                        (in thousands)
                                      1996           1995
                                      ----           ----
     Revenues . . . . . . . . .    $ 343,420      $ 325,804
     Net loss . . . . . . . . .    $ (42,982)     $ (34,749)
     Loss per common share. . .    $   (1.45)     $   (1.44)


In connection with this transaction, the Company recorded an increase in additional paid-in capital of $1,178,000 as a result of the exchange of it's investment in OCV for its investment in OCC.

COLORADO AVALANCHE LLC. In July 1995, Ascent acquired a NHL franchise and related player contracts, management contracts and certain other assets from Le Club de Hockey Les Nordiques located in Quebec, Canada. The franchise was relocated to Denver, Colorado in time for the 1995-1996 NHL season, renamed the Colorado Avalanche, and its results since July 1, 1995 have been included in the accompanying consolidated financial statements.

The cost of the acquisition was $75,840,000 which was allocated principally to franchise rights and player contracts. As part of the purchase, Ascent assumed contractual commitments to players aggregating $24,625,000 over three years.

BEACON COMMUNICATIONS CORP. In December 1994, Ascent acquired the assets of Beacon, a film and television production company based in Los Angeles. The acquisition has been accounted for as a purchase and, accordingly, Beacon's results of operations have been included in the accompanying consolidated financial statements beginning on December 1, 1994. The cost of this acquisition was $29,133,000, which was allocated to the net assets acquired, principally a development, production and domestic distribution agreement (the "Distribution Agreement"), two feature films and goodwill, based on their estimated fair market values. The purchase price consisted of $16,180,000 in cash and liabilities assumed of $12,953,000. The purchase agreement also calls for future cash consideration, which is contingent on the production and performance of up to thirteen motion pictures during the next five years, with a total pay-out not to exceed $16,900,000. The contingent payments, if made, will be accounted for in part, as additional costs of the acquired assets and in part, as additional costs of the movies to be made. During 1996 and 1995, $1,000,000 and $800,000 of contingent payments were paid in cash, respectively.

If Beacon had been acquired as of January 1, 1994, unaudited proforma consolidated revenues would have been $183,205,000 for 1994 and the unaudited proforma consolidated net loss would have been $9,677,000 for 1994, respectively. The unaudited proforma consolidated loss per share would have been $.40 for 1994.

OTHER INVESTMENTS. Other Investments consist of the following of December 31, 1996 and 1995:

                                                            1996           1995
                                                            ----           ----
                                                              (in thousands)
     Marketable equity securities  . . . . .             $  2,080      $     -
     Investment in MagiNet Corporation . . .                1,265        1,265
     Investments in partnerships or
       joint ventures:

     Elitch Gardens. . . . . . . . . . . . .                2,379        3,041
     NBA partnerships. . . . . . . . . . . .                2,657        1,825
     Colorado Studios. . . . . . . . . . . .                  769          497
                                                         --------     --------
     Total other investments.. . . . . . . .             $  9,150     $  6,628
                                                         --------     --------
                                                         --------     --------

At December 31, 1996, the Company's investment in marketable equity securities consists of its investment in MetroMedia International Group. This investment is considered to be available-for-sale and accordingly, the net unrealizable holding gain, net of deferred income taxes, is reported as a separate component of stockholders' equity. In 1996, the gross realized gain from the sale of a portion of these available-for-sale securities was $1,892,000 and is included in other income (expense) in the accompanying financial statements.

The Company's investment in MagiNet Corporation, a private company, is accounted for at cost (See Note 14.) Investments in partnerships and joint ventures are accounted for using the equity method.

The Company's investment in the limited partnership owning Elitch Gardens, an amusement park in Denver, Colorado, was increased from 13% to 26% in March 1996, when Ascent purchased all of The Anschutz Corporation's (TAC's) interest in the limited partnership for $4,125,000 in cash (see Note 4). Subsequently, in September, 1996, the Company recorded a $1,800,000 loss on its limited partnership investment in Elitch Gardens, based on the announced sale of the amusement park to Premier Parks, Inc. The Company's share of proceeds from the sale, which closed on October 30, 1996, are subject to certain future adjustments. In December 1996, the Company recorded an additional loss of $510,000 on its investment due to the Company's concerns over the liquidation of the partnership. Prior to December 31, 1996, the Company had received distributions of $1,716,000 and in January 1997, the Company received an additional $1,900,000 of partnership distributions. Management of the Company believes its remaining investment in Elitch's is likely to be recovered through an additional partnership distribution to be received in the first half of 1997.


NOTE 3 - RECEIVABLES AND CONCENTRATION OF CREDIT RISK

Receivables consist of the following at December 31, 1996 and 1995:

                                                            1996      1995
                                                            ----      ----
                                                              (in thousands)
     Trade receivables . . . . . . . . . . .            $  52,426    $  44,571
     Current portion of notes and long-term
       receivables . . . . . . . . . . . . .                4,405        3,710
     Less allowance for doubtful accounts. .                2,136        3,240
                                                        ---------    ---------
        Receivables, net . . . . . . . . . .            $  54,695    $  45,041
                                                        ---------    ---------
                                                        ---------    ---------

Ascent generates a substantial portion of its revenues from OCC and from hotel guest's usage of OCC pay-per-view video systems located in various hotels primarily throughout the United States, Canada, Mexico and the Far East. OCC performs periodic credit evaluations of its installed hotel locations and generally requires no collateral. While the Company does maintain allowances for potential credit losses, actual bad debt losses have not been significant. The Company invests its cash in high-credit quality instruments. These instruments are short-term in nature and, therefore, bear minimal risk.

OCC has one customer, including its affiliates, which accounted for 14%, 16% and 14% of consolidated revenues in 1996, 1995 and 1994, respectively. A second customer of OCC accounted for 17% of consolidated revenues in 1994. No other customer accounted for more than 10% of consolidated revenues during 1996, 1995 and 1994.

Included in other long-term assets is a long term receivable of $5,655,000 and $9,714,000 at December 31, 1996 and 1995, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996 and 1995:

                                                            1996      1995
                                                            ----      ----
                                                              (in thousands)
     Land  . . . . . . . . . . . . . . . . .           $    2,000   $        -
     Buildings and leasehold improvements. .                2,997          883
     Installed video systems . . . . . . . .              343,475      249,845
     Distribution systems to networks. . . .               95,334      104,204
     Furniture, fixtures and equipment . . .               16,836       13,068
                                                       ----------   ----------

        Total. . . . . . . . . . . . . . . .              460,642      368,000
     Less accumulated depreciation and
       amortization. . . . . . . . . . . . .              200,452      181,648
                                                       ----------   ----------

     Net property and equipment in service.               260,190      186,352
     Construction in progress. . . . . . . .               41,308       34,250
                                                       ----------   ----------

           Property and equipment, net . . .           $  301,498   $  220,602
                                                       ----------   ----------
                                                       ----------   ----------

DENVER ARENA PROJECT. On March 28, 1996, the Company entered into an agreement with The Anschutz Corporation ("TAC") pursuant to which the Company purchased all of TAC's interests in a proposed arena development project in Denver and related goodwill, rights, plans, specifications, drawings, contracts, relationships, approvals, permits and other work product of every kind that had been generated by the efforts of TAC and Ascent with respect to the proposed arena (the "Arena Assets"), and TAC agreed to use reasonable efforts to facilitate the development and construction of the proposed arena. Ascent and TAC had worked together on the proposed arena development from early 1994 until September 1995. In consideration for TAC's interest in the Arena Assets and its agreement to facilitate development of the proposed arena, Ascent paid TAC $6,600,000 in cash. On a contingent and non-interest bearing basis Ascent agreed to pay TAC an additional $5,000,000 and grant a paid-up suite license, both contingent on the construction and occupancy of the proposed arena. This obligation, net of discount, has been accrued and is included in the accompanying balance sheet in other accrued liabilities ($2,500,000) and other long-term liabilities ($2,000,000) at December 31, 1996. The Company has classified costs of $11,540,000 and $2,445,000, representing the total expenditures on the proposed arena at December 31, 1996 and 1995, respectively, in Construction-in-Progress.

On March 28, 1996, the Company entered into a Land Purchase Agreement with Southern Pacific Transportation Company ("SPT"), a company related to TAC, pursuant to which the Company would purchase approximately 49 acres in Denver as the site for the proposed arena for $20,000,000. Pursuant to the Land Purchase Agreement, the closing of the land purchase had to have occurred on or before June 28, 1996. The closing did not take place by this time and the Land Purchase Agreement terminated. Although there can be no assurance, it is management's belief that SPT will reinstate the Land Purchase Agreement on substantially similar terms and the closing date for the Land Purchase Agreement will be extended. Consummation of the transaction is subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City and County of Denver regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their existing leases at the City and County of Denver's current arena, McNichols Arena. The Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and provide continuing partial indemnification with regard to certain environmental liabilities. Management believes that these negotiations will be successfully concluded, but there can be no assurance that Ascent will be able to reach acceptable terms for the construction of the new arena.

NOTE 5 - FILM INVENTORY

Film inventory consists of the following at December 31, 1996 and 1995:


                                                            1996      1995
                                                            ----      ----
                                                              (in thousands)
     Films released, less amortization . . .           $    3,382   $    6,330
     Films in process and development. . . .               69,732        2,786
     Development . . . . . . . . . . . . . .                3,120        2,354
                                                       ----------   ----------

        Total film inventory . . . . . . . .           $   76,234   $   11,470
                                                       ----------   ----------
                                                       ----------   ----------

The Company estimates that approximately 97% of unamortized released film cost will be amortized over the next three fiscal years. In 1996, the Company increased film inventory and deferred revenues by approximately $49,852,000 in connection with the distribution rights relating to certain films under development at December 31, 1996.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consists of the following at December 31, 1996 and 1995:

                                                            1996      1995
                                                            ----      ----
                                                              (in thousands)
     OCC revolving credit facility . . . . .           $   98,000   $        -
     Ascent revolving credit facility. . . .               95,000            -
     Note payable to OCV minority stockholders,
       paid August 1996. . . . . . . . . . .                    -          207
     Former Ascent credit facility, paid
       October 1996. . . . . . . . . . . . .                    -       70,000
                                                       ----------   ----------
         Total . . . . . . . . . . . . . . .              193,000       70,207
     Less:  Short-term borrowings. . . . . .              143,000            -
            Current maturities . . . . . . .                    -          207
                                                       ----------   ----------
         Total long-term debt. . . . . . . .           $   50,000   $   70,000
                                                       ----------   ----------
                                                       ----------   ----------

OCC REVOLVING CREDIT FACILITY. In conjunction with the SpectraVision acquisition, OCC obtained a $125 million revolving credit facility, (the "OCC Credit Facility"). The OCC Credit Facility consists of (i) a 364-day revolving credit and competitive advance facility which, subject to certain conditions, will be renewable for four 364-day periods, and (ii) a five year revolving credit and competitive advance facility; provided, however, that any amounts borrowed under the five year facility will reduce the amount available under the 364-day facility. At December 31, 1996, $50,000,000 was outstanding as a long-term revolving loan and is repayable in 2001, while $48,000,000 is considered a short-term borrowing.

Revolving loans extended under the OCC Credit Facility generally will bear interest at the London Interbank Offering Rate ("LIBOR") plus a spread that may range from 0.375% to 0.625% depending on certain operating ratios of OCC. At December 31, 1996, the weighted average interest rate on the OCC Credit Facility was 6.17%. In addition, a fee ranging from .1875% to .25% per annum is charged on the unused portion of the OCC Credit Facility, depending on certain OCC operating ratios.

The OCC Credit Facility contains customary covenants, including, among other things, compliance by OCC with certain financial covenants. At December 31, 1996, OCC was in compliance with these covenants. The OCC Credit Facility limits OCC's ability to incur indebtedness or pay dividends, but does not preclude OCC from paying cash dividends on its Common Stock.

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

On March 23, 1997, OCC entered into an amendment to the OCC Credit Facility (the "OCC Amendment"). Under the OCC Amendment, the amount available under the OCC Credit Facility was increased from $125.0 million to $150.0 million, and certain other terms were amended to clarify such terms. At March 23, 1997, there was $47.0 million of available borrowings under the amended OCC Credit Facility, subject to certain covenant restrictions.

ASCENT REVOLVING CREDIT FACILITY. In October 1996, Ascent also entered into a new revolving credit facility (the "Ascent Credit Facility") with the same bank as OCC. The Ascent Credit Facility provided for borrowings of up to $200 million, consisting of a 364-day secured revolving credit facility. This facility, subject to certain conditions, was to be renewable for two 364-day periods on October 9, 1997 and October 8, 1998 respectively. At December 31, 1996, the Company has classified all of its outstanding borrowings under the Ascent credit facility as short-term borrowings.

Revolving loans extended under the Ascent Credit Facility generally will bear interest at LIBOR plus a spread that may range from 1.75% to 2.50% depending on certain operating ratios of Ascent. A fee of .5% per annum is charged on the unused portion of the Ascent Credit Facility. At December 31, 1996, the weighted average interest rate on the Ascent Credit Facility was 8.05%. The Ascent Credit Facility provides that at no time will amounts outstanding under the facility exceed (a) $125.0 million, until Ascent shall have received consent from the NBA and NHL to pledge Ascent's interests in the Nuggets and Avalanche, respectively, and thereafter (b) the sum of (i) up to $100 million secured by first priority pledges of, and liens on, the equity interests in all of Ascent's subsidiaries (excluding OCC), plus (ii) 50% of the value of the OCC Common Stock owned by Ascent, secured by a pledge of such stock. The Company expects to obtain the consents from the NBA and NHL during the second quarter of 1997.

Upon the closing of the Ascent Credit Facility, Ascent extinguished borrowings of $145.0 million outstanding under its then existing $175.0 million credit facility with a different bank. The Company utilized funds received from OCC of $39.3 million and borrowed $110.0 million under its new credit facility to extinguish its outstanding bank obligations, including accrued interest, and other Ascent obligations. The Company recorded an extraordinary loss of approximately $334,000 net of tax during the fourth quarter of 1996 in connection with the extinguishment of its previous credit facility.

The Ascent Credit Facility also contained covenants requiring Ascent and OCC to maintain certain financial covenants, limited Ascent's ability to incur indebtedness and precludes Ascent from paying cash dividends on its Common Stock. At December 31, 1996, Ascent was in compliance with these covenants. In addition, the failure of Ascent to commence construction on the Denver Arena Complex (see Note 4) prior to August 31, 1997 is an event of default under the Ascent Credit Facility.

On March 23, 1997, Ascent entered into an amendment to the Ascent Credit Facility (the "Ascent Amendment"). The Ascent Amendment provides, among other things, that the Ascent Credit Facility will not be renewable for two additional one year options beyond October 9, 1997 unless, prior thereto, Ascent has received not less than $50.0 million in proceeds from a new debt financing which is subordinated to the Ascent Credit Facility; for the maximum amount available to be borrowed under the facility to be reduced from $200.0 million to $140.0 million; for the elimination of the $125.0 million limit on available borrowings under the facility prior to receipt of NBA and NHL consents; that those financial covenants contained in the Ascent Credit Facility related to the financial results of OCC will not be measured until year end 1997; for the $140.0 million of availability to be divided into a term loan of $50.0 million and a revolving facility of $90.0 million; and for amendments to certain other financial covenants. Based on current market conditions, management of Ascent currently believes that they will be successful in obtaining the additional subordinated debt by October 9, 1997. In addition, management currently believes that they will have commenced construction on the Denver Arena Project prior to August 31, 1997 or they will have made sufficient progress on the negotiations involving the Denver Arena Project to enable Ascent to obtain an extension under the Ascent Credit Facility. However, there can be no assurances that other contingencies will not arise which could impact Ascent's ability to obtain this additional subordinated financing, that such financing will be available on terms acceptable to Ascent or that negotiations with the City and County of Denver on the Denver Arena Project will have been completed or progressed significantly. If Ascent were not able to obtain the additional subordinated financing, Ascent could be required to refinance the Ascent Credit Facility which could require Ascent to reduce or reschedule planned capital investments, reduce capital outlays, sell assets or equity. At March 23, 1997, there was $33.0 million of available borrowings under the amended Ascent credit facility.

OTHER. As a consolidated subsidiary of COMSAT, Ascent is subject to restrictions on its debt structure as a result of Federal Communications Commission regulations applicable to COMSAT (see Note 14).

NOTE 7 - DEFERRED COMPENSATION

Deferred compensation, which is included in other long-term liabilities on the accompanying balance sheet, consists of the following at December 31, 1996 and 1995:

                                                            1996      1995
                                                            ----      ----
                                                              (in thousands)
     Deferred compensation contracts payable, at
       varying interest rates, through 2002.           $    3,914   $    3,571
     Less:  Imputed interest . . . . . . . .                  720          808
            Current maturities . . . . . . .                  439          349
                                                       ----------   ----------
            Total. . . . . . . . . . . . . .           $    2,755   $    2,414
                                                       ----------   ----------
                                                       ----------   ----------

Total annual payments on long-term deferred compensation for the years subsequent to December 31, 1996 are as follows (in thousands):

     1997. . . . . . . . . . . . . . . . . . . . . . . . . .       $    439
     1998. . . . . . . . . . . . . . . . . . . . . . . . . .          1,154
     1999. . . . . . . . . . . . . . . . . . . . . . . . . .            749
     2000. . . . . . . . . . . . . . . . . . . . . . . . . .            800
     2001. . . . . . . . . . . . . . . . . . . . . . . . . .            550
     Thereafter. . . . . . . . . . . . . . . . . . . . . . .            222
                                                                   --------
           Total . . . . . . . . . . . . . . . . . . . . . .       $  3,914
                                                                   --------
                                                                   --------

NOTE 8 - INCOME TAXES

For the periods presented in these financial statements, Ascent has been a member of COMSAT's consolidated tax group for federal income tax purposes. OCV, however, filed separate returns until the third quarter of 1995, at which time Ascent's ownership interest increased to 84.7% (see Note 2). However, in conjunction with the formation of OCC and acquisition of SpectraVision, Ascent's ownership in OCC decreased to 57%. Accordingly, OCC will file a separate return commencing on October 9, 1996. Ascent has prepared its tax provision based on it's inclusion in COMSAT's consolidated return. For years 1993 and thereafter, the provision as calculated would approximate the provision if prepared on a separate return basis. In connection with the Offering, Ascent and COMSAT entered into a tax allocation agreement that provides for cross indemnification with respect to these periods.

In connection with the SpectraVision Acquisition, OCC has until July 15, 1997 to determine whether it will elect under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase of assets for tax purposes. The computation of deferred taxes for OCC has been made on the assumption that OCC will make this election. However, management will continue to evaluate the alternative tax treatments for the Acquisition and may choose to treat it as a taxable stock purchase whereby the Company would assume carryover basis in SpectraVision's assets, including net operating losses.

The current and deferred tax expenses have been allocated according to each entity's separately computed tax liability. Taxes payable or receivable are settled with COMSAT annually. For the years ended December 31, 1996 and 1995, Ascent's federal taxes receivable from COMSAT were $12,623,000 and $2,247,000, respectively. These amounts due from COMSAT are shown net of income tax obligations at OCC of $5,692,000 and $1,813,000 at December 31, 1996 and 1995, respectively, in the accompanying consolidated balance sheets.

The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                       1996           1995          1994
                                       ----           ----          ----
                                                 (in thousands)
     Federal:
       Current . . . . . . . .     $  (15,695)     $  (1,589)      $  4,386
       Deferred. . . . . . . .          3,130         (8,125)           116
     State and local . . . . .            110           (121)           329
     Foreign . . . . . . . . .            498              -              -
                                   -----------     ----------      --------
        Total. . . . . . . . .     $  (11,957)     $  (9,835)      $  4,831
                                   -----------     ----------      --------
                                   -----------     ----------      --------

The difference between tax expense (benefit) computed at the statutory federal tax rate and Ascent's effective tax rate is:

                                       1996           1995          1994
                                       ----           ----          ----

                                                 (in thousands)
Federal income taxes (benefit) computed
  at the statutory rate. . . . . . . . .   $ (19,063)  $  (10,580)    $  3,743
State income taxes, net of federal income
  tax (benefit). . . . . . . . . . . . .        (573)         (72)         214
Goodwill . . . . . . . . . . . . . . . .         860          831          742
Foreign. . . . . . . . . . . . . . . . .         498            -            -
Valuation allowance. . . . . . . . . . .       5,333            -            -
Other. . . . . . . . . . . . . . . . . .         988          (14)         132
                                           ----------   ----------    --------
   Income tax expense (benefit). . . . .   $ (11,957)   $  (9,835)    $  4,831
                                           ----------   ----------    --------
                                           ----------   ----------    --------

The net current and net non-current components of deferred tax assets and liabilities, tax effected, as shown on the balance sheet at December 31, 1996 and 1995 are:

                                                    1996           1995
                                                    ----           ----
                                                       (in thousands)
     Current deferred tax asset. . . . . . . .    $  3,580       $  4,394
     Non-current deferred tax liability. . . .      (5,742)        (3,593)
                                                  ---------      ---------
        Net asset (liability). . . . . . . . .    $ (2,162)      $    801
                                                  ---------      ---------
                                                  ---------      ---------

The deferred tax assets and liabilities at December 31, 1996 and 1995 are:

                                                        1996            1995
                                                        ----            ----
                                                            (in thousands)
Assets:
  Alternative minimum tax credit . . . . . .          $  11,137       $  9,145
  Other accrued liabilities. . . . . . . . .              8,471          4,607
  Amortization of intangibles. . . . . . . .              4,261          2,539
  Net operating loss carryforwards . . . . .              2,876              -
  Other. . . . . . . . . . . . . . . . . . .                847            543
  Contract revenue . . . . . . . . . . . . .                582            649
  Post retirement benefits . . . . . . . . .                  -            608
  Tax basis in excess of book basis
    (338 election) . . . . . . . . . . . . .             52,397              -
  Valuation allowance. . . . . . . . . . . .            (56,885)             -
                                                      ----------      ---------
  Total deferred tax assets. . . . . . . . .             23,686         18,091
                                                      ----------      ---------

Liabilities:
  Property and equipment . . . . . . . . . .            (13,242)       (10,380)
  Franchise rights . . . . . . . . . . . . .            (11,620)        (6,593)
  Other. . . . . . . . . . . . . . . . . . .               (986)          (317)
                                                      ----------      ---------

Total deferred tax liabilities . . . . . . .            (25,848)       (17,290)
                                                      ----------      ---------
Net asset (liability). . . . . . . . . . . .          $  (2,162)      $    801
                                                      ----------      ---------
                                                      ----------      ---------

OCC has federal net operating loss carryforwards of approximately $6,100,000, which expire beginning in 2012. In addition, OCC has California net operating loss carryforwards of approximately $15,000,000 which expire beginning in 2000 and may be subject to limitation in the event of certain defined changes in stock ownership. Alternative minimum tax credit carryforwards of approximately $1,700,000 and $250,000 are available to offset future regular federal and state tax liabilities, respectively.

The Internal Revenue Service ("IRS") has examined the COMSAT returns through 1989 and is currently examining federal income tax returns for 1990 through 1994. In the opinion of Ascent, adequate provision has been made for income taxes for all periods through 1996.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AND CONSULTING AGREEMENTS. Ascent has employment and consulting agreements with certain officers and entertainment talent. Virtually all of the player agreements provide for guaranteed payments. Other contracts provide for payments upon the fulfillment of their contractual terms and conditions, which generally relate only to normal performance of employment duties.

Amounts required to be paid under such agreements (including approximately $118,821,000 relating to player agreements) are as follows at December 31, 1996 (in thousands):


     1997. . . . . . . . . . . . . . . . . . . . . . . . . .      $  59,550
     1998. . . . . . . . . . . . . . . . . . . . . . . . . .         43,407
     1999. . . . . . . . . . . . . . . . . . . . . . . . . .         27,370
     2000. . . . . . . . . . . . . . . . . . . . . . . . . .         17,015
     2001. . . . . . . . . . . . . . . . . . . . . . . . . .          8,670
     Thereafter. . . . . . . . . . . . . . . . . . . . . . .          9,284
                                                                  ---------
           Total . . . . . . . . . . . . . . . . . . . . . .      $ 165,296
                                                                  ---------
                                                                  ---------

FACILITY AND EQUIPMENT LEASES - Ascent leased its Corporate headquarters from COMSAT through June, 1996. In connection with Ascent's relocation to Denver in June of 1996, the Company entered into an operating lease for its corporate headquarters which expires in August 1998.

OCC leases its principal facilities from one of its minority stockholders under a non-cancelable operating lease which expires in December 2003. In addition to lease payments, OCC is responsible for taxes, insurance and maintenance of the leased premises. OCC also leases certain other office space from unrelated parties.

The Nuggets and the Avalanche have an agreement with the City and County of Denver (the "City") for use of the City's playing facility, McNichols Arena, as well as offices and training rooms. The lease for the Nuggets extends through June 30, 2008 and requires an annual rent payment of 5% of ticket sales revenue with minimum and maximum guaranteed amounts of $250,000 and $350,000 per year, respectively, through June 30, 1998. Thereafter, the $350,000 maximum payment is no longer applicable. The term of the lease shall be shortened by one year, with a maximum of two years, for each regular season that the Avalanche plays its home games at McNichols Arena. The lease for the Avalanche is for two years beginning with the 1995-1996 season with two one-year options (at the discretion of the Avalanche). The rent is a maximum of $350,000 per season in the first two years, and $400,000 per season in the option years. The total payment for McNichols Arena was $700,000, $667,000 and $350,000 for the years ended December 31, 1996 and 1995 and 1994, respectively.

The Company also leases equipment under non-cancelable operating leases, primarily those assumed in conjunction with the SpectraVision transaction (see
Note 2), which extend through 2000.

The future minimum rental commitments under the Company's facility and equipment leases at December 31, 1996 are as follows (in thousands):


     1997. . . . . . . . . . . . . . . . . . . . . . . . . .      $  14,334
     1998. . . . . . . . . . . . . . . . . . . . . . . . . .         13,161

     1999. . . . . . . . . . . . . . . . . . . . . . . . . .         12,212
     2000. . . . . . . . . . . . . . . . . . . . . . . . . .          6,710
     2001. . . . . . . . . . . . . . . . . . . . . . . . . .          1,677
     Thereafter. . . . . . . . . . . . . . . . . . . . . . .          4,175
                                                                  ---------
           Total . . . . . . . . . . . . . . . . . . . . . .      $  52,269
                                                                  ---------
                                                                  ---------

Rental payments to COMSAT and the OCC minority stockholder referred to above were approximately $911,000, $1,635,000, and $1,473,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental expense under all non-cancelable leases was approximately $5,774,000, $3,125,000, and $2,566,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

CONCESSION AGREEMENT. In conjunction with the purchase of the Nuggets, Ascent assumed the rights and obligations of a concessions agreement (the "Concessions Agreement") with Ogden Allied Leisure Services, Inc. ("Ogden") and the City.
The Concessions Agreement expires in 2001 and provides for the Nuggets and the City to share in concession revenues according to formulas contained in the Agreement. At December 31, 1996, under the terms of the Concessions Agreement, the Nuggets were contingently liable for approximately $2,333,000, plus other reasonable damages, if the Nuggets terminate the agreement. The Nuggets have no present intention of terminating this agreement so long as the Nuggets continue to play in McNichols Arena, and Ogden has expressed its willingness to enter into a new agreement if the Nuggets relocate to a new arena in Denver.

PROPERTY AND EQUIPMENT. As of December 31, 1996, OCC had noncancelable commitments to purchase video systems totaling $6,600,000.

FILM RIGHTS. As of December 31, 1996, the Company had a purchase commitment for undelivered film product of approximately $9,629,000.

OFF BALANCE SHEET RISKS. At December 31, 1996, Ascent was contingently liable to banks for $389,000 for outstanding letters of credit securing performance of certain contracts. These guarantees expire in 1997. The estimated fair value of these instruments is not significant.

LITIGATION. The Company is a party to certain legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations. In addition, through its ownership of the Nuggets and the Avalanche, the Company is a defendant along with other NBA and NHL owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NBA or NHL, as the case may be, for the costs of defending such lawsuits and any liabilities of the NBA or NHL which might result from such lawsuits. The Company does not believe that any such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain American Basketball Association ("ABA") related obligations and litigation, including costs to defend such actions. Management of Ascent believes that the ultimate disposition and the costs of defending these or any other incidental NBA or NHL legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the financial statements of the Company.

In 1990, a lawsuit was filed against OCV by a former employee alleging wrongful termination and breach of contract. In March 1995, a verdict in a jury trial was entered against OCV. In consideration for not appealing the verdict, OCV entered into a settlement agreement with the plaintiff and recorded the $856,000 after-tax cost of the settlement in the first quarter of 1995.

In 1995, OCV filed suit against a competitor alleging patent infringement and seeking unspecified damages. In 1996, the competitor filed a counter suit against OCV alleging patent infringement and seeking unspecified damages. OCV intends to contest the counter suit vigorously and believes the claim is without merit and will not result in a material adverse effect to OCV's financial position or results of operations or cash flows.

NOTE 10 - STOCKHOLDERS' EQUITY

STOCK OPTION PLANS.   Ascent adopted the 1995 Key Employee Stock Plan and the
1995 Non-Employee Directors Stock Plan (the "Ascent Plans") contemporaneously with the Offering. The Ascent Plans provide for the issuance of stock options, restricted stock awards, stock appreciation rights and other stock based awards. Options granted under the Ascent Plans expire in 2006. For each of the Ascent plans, options are generally granted at prices not less than the fair market value of the Company's stock at the date of grant. Under the terms of the Ascent Plans, options vest over either a three year or five year period from the date of grant. However, so long as COMSAT owns at least 80% of the common stock of the Company, no options will vest until three years after the date of the grant and accordingly, no options are exercisable at December 31, 1996. The weighted average remaining contractual life of the options outstanding at December 31, 1996 is approximately 10 years. The following is a summary of changes in shares under option.

                                                                         Options Outstanding
                                                                 ---------------------------------
                                                     Options                           Weighted
                                                  Available for      Number of         Average
                                                     Grant            Shares       Exercise Price
                                                     -----             -----       --------------
Balances, December 18, 1995. . . . . . . . .         1,610,000               -    $        -
   Granted (weighted average fair
   value of $9.01) . . . . . . . . . . . . .          (949,750)        949,750         15.00
                                                     ---------      ----------    ----------

Balances, December 31, 1995. . . . . . . . .           660,250         949,750         15.00
   Granted (weighted average fair
   value of $8.63) . . . . . . . . . . . . .          (397,500)        397,500         18.14
   Exercised . . . . . . . . . . . . . . . .                 -               -             -
   Canceled/expired. . . . . . . . . . . . .             3,000          (3,000)        15.00
                                                     ---------      ----------    ----------

Balances, December 31, 1996. . . . . . . . .           265,750       1,344,250    $    15.93
                                                     ---------      ----------    ----------
                                                     ---------      ----------    ----------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Ascent Plans. Had compensation cost for the Ascent Plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share in 1996 would have been reduced to the proforma amounts as indicated below (in thousands, except per share information).

Net loss - as reported                  $   (36,034)
Net loss - pro forma                    $   (37,668)
Loss per share - as reported            $   (1.21)
Loss per share - pro forma              $   (1.27)

The proforma amounts for 1995 would not differ significantly from the reported amounts in 1995 as the awards granted in 1995 were granted on December 18, 1995.

Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values and in which the Company has no significant history or established trends. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1996: expected life, 12-24 months following the last vesting date of the award; stock volatility, 57.6%; risk free interest rates, 5.9%; and no dividends during expected term. The Company's calculations are based on an option valuation approach and forfeitures are recognized as they occur.

OCC also has adopted a stock incentive plan (the "OCC Plan"), expiring in 2006, under which employees of OCC may be granted stock options, restricted stock awards, stock appreciation rights and other stock based awards. Under the OCC plan options generally are granted at fair market value on the date of grant. At December 31, 1996, the OCC plan has 3,000,000 shares reserved for issuance and options to purchase 2,181,565 shares outstanding under the plan. OCC has also adopted the disclosure only provisions of SFAS 123. The Company's share of OCC's pro forma compensation cost for 1996 would be approximately $475,000 or an additional loss of $.02 per share to the proforma amounts above.

STOCK INCENTIVE PLANS. COMSAT Corporation ("COMSAT") has stock incentive plans which provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. Qualifying employees of the Company have been participants of these plans. The amount of expense charged to the Company for participation in these plans in 1996, 1995 and 1994 was $1,471,000, $865,000 and $1,231,000, respectively.

OTHER MATTERS. In August 1996, the Company, OCV and Hilton Hotels Corporation ("Hilton") entered into a letter agreement ("Letter Agreement") providing for the cancellation of approximately 1,336,000 shares of OCV common stock issued to Ascent pursuant to the Contribution Agreement entered into between OCV and the Company in September 1995 ("Contribution Agreement"). The Contribution Agreement set forth the terms and conditions of the transaction whereby OCV acquired certain assets from Ascent (see Note 14). As a result of the cancellation of these shares, Ascent's ownership interest in OCV was reduced from 84% to 83% (prior to the consummation of the SpectraVision transaction -see Note 2). Pursuant to the Corporate Agreement between COMSAT and Ascent, COMSAT had indemnified Ascent with respect to the adjustment effected by the Letter Agreement and accordingly, COMSAT contributed $1,820,000 to the Company in the fourth quarter of 1996 in accordance with this obligation.

The Letter Agreement also provided for an extension of the date on which the exercise price of approximately 1,166,000 warrants previously issued to Hilton by OCV would expire from June 1, 1996 to the later of (i) 90 days after the closing or the abandonment of the proposed transaction with SpectraVision or
(ii) December 1, 1996. On October 7, 1996, Hilton exercised its warrants under the terms of the letter agreement and OCV received consideration of approximately $10,685,000. In turn, OCV distributed a pro rata dividend to its stockholders, consisting of a cash dividend to its minority stockholders of $1,781,000 and a promissory note in the amount of $8,904,000 (which OCV had received from Hilton) for Ascent's portion of the dividend, pursuant to the letter agreement. In December 1996, Ascent received full payment on the promissory note from Hilton.

The Letter Agreement also provided Hilton the right to put to Ascent all, but not less than all, of the shares acquired from exercise of the Hilton Warrants and still held by Hilton on the date 90 days after the closing of the Acquisition of SpectraVision at the same exercise price at which Hilton exercised its warrants. On January 5, 1997, this put right expired unexercised.

NOTE 11 - EMPLOYEE BENEFIT PLANS

SAVINGS PLANS. OCC, ANS, the Nuggets, the Avalanche and Beacon each participate in various 401(k) plans for qualifying employees. A portion of employee contributions is matched by the respective entity. Matching contributions for the years ended December 31, 1996, 1995 and 1994 were $1,266,000, $600,000 and
$557,000, respectively.

In conjunction with the amendment to the Intercompany Services Agreement with COMSAT (see Note 13), the Company has established the Ascent Employee Benefit Plan to cover Ascent employees at Beacon, ANS and the Corporate office. These defined contribution plans did not have significant activity in 1996.

COMSAT PLANS. On January 1, 1996, Ascent elected to terminate its participation in the COMSAT defined benefit pension plan, COMSAT's postretirement benefit plan and the COMSAT supplemental pension plan for executives discussed below.

COMSAT sponsored a noncontributory defined benefit pension plan for qualifying employees at ANS and Beacon. Pension benefits were based on years of service and compensation prior to retirement. Ascent's policy was to fund the minimum actuarially computed contributions required by law as determined by COMSAT's actuaries. Ascent contributions to the plan charged to expense were $126,000 and $271,000 in 1995 and 1994, respectively.

COMSAT also sponsored an unfunded supplemental pension plan for executives. Ascent's expense for this plan was $56,000 in 1995. No expense was recorded in 1994.

COMSAT provided health and life insurance benefits to qualifying retirees. The expected cost of these benefits was recognized during the years in which employees rendered service. COMSAT charged Ascent $314,000 and $425,000 in 1995 and 1994, respectively, for Ascent's share of postretirement benefit expense.

NUGGETS. The Nuggets contribute annually to the NBA's General Manager, Coaches and Trainers Pension Plan as well as the NBA Players Association Players' Pension Plan (collectively, the "NBA Plans"). These multi-employer plans are administered by the NBA and require the Nuggets to make annual contributions to the NBA Plans equal to an amount stated pursuant to the actuarial valuation. Contributions to the General Manager, Coaches and Trainers Plan charged to expense were $134,000, $94,000 and $45,000 for the periods ended December 31, 1996, 1995 and 1994, respectively. Contributions to the Players' Plan charged to expense were $159,000, $132,000 and $78,000 for the periods ended December 1996, 1995 and 1994, respectively. The Nuggets policy is to fund pension costs determined by the NBA actuaries.

The NBA, in conjunction with the NBA Players Association, has established a Pre-Pension Benefit Plan which is designed to pay benefits to players subsequent to their retirement from the NBA but prior to the age of qualification for the normal players' pension plan. There were no contributions charged to expense under this plan for the years ended December 31, 1996, 1995 and 1994, respectively.

AVALANCHE. The Avalanche contributes monthly to the National Hockey League Pension Society ("NHL Plan") for the benefit of its players. This multi-employer plan is administered by the NHL and requires the Avalanche to make contributions to the NHL Plan for the applicable playing season equal to an amount stated pursuant to an actuarial valuation. Contributions to the NHL Plan charged to expense were $210,000 and $130,000 for the periods ended December 31, 1996 and 1995, respectively.

The Avalanche is also required by the NHL to provide a pension or equivalent benefit for its general manager and head coach. This benefit corresponds to an established annual amount for each year of service beginning the season following age 60. The Avalanche has chosen to fund this benefit separately from the NHL plan for its various participants. The Avalanche is also required by the NHL to provide a pension benefit to other participants, however, the Avalanche makes available an employer matching contribution in conjunction with its' 401(k) plan which satisfies this funding requirement.

NOTE 12 - PROVISION FOR RESTRUCTURING

During the third quarter of 1995, management of the Company decided to discontinue the Satellite Cinema scheduled movie operations. As a result of this decision, a restructuring charge of $10,866,000 was recorded in the third quarter of 1995. The components of this restructuring charge included a write-down of property and equipment of $5,140,000 to their estimated salvage value, an accrual for severance costs of $1,010,000 and a charge of $4,716,000 for costs related to contractual commitments that would not be fulfilled. Through December 31, 1996, the Company has made cash payments for severance costs and contractual commitment costs totaling $4,787,000 and has written-off other assets of $5,433,000 relating to contractual commitments. In the fourth quarter of 1996, the Company evaluated its remaining restructuring accruals, which are primarily for severance and contractual obligations to be paid through September 1997, and reduced such accruals by $300,000. Although subject to future adjustment, management of Ascent believes its' remaining reserves of $346,000 as of December 31, 1996, are adequate to complete the restructuring plan of Satellite Cinema's operations. During the years ended December 31, 1995 and 1994, Satellite Cinema operations reflected revenues of $24,682,000 and $34,753,000 and an operating income (loss), before allocation of general and administrative expenses, of $(16,156,000) and $3,897,000, respectively.

In December 1995, certain assets and contracts relating to Satellite Cinema customers were sold by OCV for a $4,000,000 promissory note due in June 1996.
As of December 31, 1995, Ascent did not record the note receivable due to the uncertainty of its collection and included the net book value of the assets sold of $1,689,000 in Other Long Term Assets in the accompanying balance sheet. In 1996, OCV received payments totaling approximately $3,300,000 representing a negotiated settlement of the $4,000,000 promissory note.

NOTE 13 - BUSINESS SEGMENT INFORMATION

Ascent reports operating results and financial data in two business segments: multimedia distribution and entertainment. The multimedia distribution segment includes video distribution and on-demand video entertainment services to the lodging industry, and video distribution services to the NBC television network and other private networks. The results of ANS and OCC are reported in the multimedia distribution segment. The entertainment segment includes the Denver Nuggets and the Colorado Avalanche franchises in the NBA and NHL, respectively, and Beacon, a producer of theatrical films and television programming.

                                                    1996             1995           1994
                                                    ----             ----           ----
                                                                (in thousands)
Revenue:
 Multimedia Distribution . . . . . . . . .     $     167,976(1)    $   135,782       $  125,823
 Entertainment . . . . . . . . . . . . . .            90,144(2)         66,036(2)        39,653
                                               -------------       -----------       ----------
     Total . . . . . . . . . . . . . . . .     $     258,120       $   201,818       $  165,476
                                               -------------       -----------       ----------
                                               -------------       -----------       ----------

Operating income (loss):
 Multimedia Distribution . . . . . . . . .     $      (9,775)(1)   $     2,885       $   18,140
 Entertainment . . . . . . . . . . . . . .           (24,812)           (9,418)           1,064
 General and administrative. . . . . . . .            (9,732)          (10,002)          (9,203)
 Restructuring Reserve . . . . . . . . . .                 -           (10,866)(3)            -
                                               -------------       -----------       ----------
     Total . . . . . . . . . . . . . . . .     $     (44,319)      $   (27,401)      $   10,001
                                               -------------       -----------       ----------
                                               -------------       -----------       ----------

Identifiable assets:
 Multimedia Distribution . . . . . . . . .     $     457,398       $   279,591       $  251,724
 Entertainment . . . . . . . . . . . . . .           266,216           207,172          114,761
 Other corporate . . . . . . . . . . . . .            12,988            15,840            6,095
                                               -------------       -----------       ----------
     Total . . . . . . . . . . . . . . . .     $     736,602       $   502,603       $  372,580
                                               -------------       -----------       ----------
                                               -------------       -----------       ----------

Capital expenditures:
 Multimedia Distribution . . . . . . . . .     $      78,793       $    82,903       $   89,073
 Entertainment . . . . . . . . . . . . . .            10,066             2,208              980
                                               -------------       -----------       ----------
     Total . . . . . . . . . . . . . . . .     $      88,859       $    85,111       $   90,053
                                               -------------       -----------       ----------
                                               -------------       -----------       ----------

Depreciation and amortization:
 Multimedia Distribution . . . . . . . . .     $      62,232       $    45,392       $   34,891
 Entertainment . . . . . . . . . . . . . .            12,580             8,283            3,929
                                               -------------       -----------       ----------
     Total . . . . . . . . . . . . . . . .     $      74,812       $    53,675       $   38,820
                                               -------------       -----------       ----------
                                               -------------       -----------       ----------


(1) The Multimedia distribution segment for 1996 reflects the acquisition of SpectraVision by OCC in October 1996 (see Notes 2 and 15).

(2) Entertainment revenues in 1995 include $9,200,000 of NBA expansion fees and in 1996, include a full year of operations for the Avalanche.

(3)  Applies to Multimedia Distribution segment.

NOTE 14 - RELATED PARTY TRANSACTIONS

Ascent is charged by COMSAT for certain general and administrative services, such as treasury services, pension and insurance administration, legal services, tax services, internal audit review, payroll and personnel benefits administration, public relations and various other general corporate functions. Prior to the Offering, the cost of administering these services was allocated to Ascent using a formula which considered Ascent's proportionate share of sales, payroll and properties. The amounts charged to Ascent under this method for services were $4,540,000 and $3,073,000 for the years ended December 31, 1995 and 1994, respectively. Management believes that the allocation methods with respect to all charges were reasonable. In 1996, charges for these services from COMSAT were determined pursuant to the Intercompany Services Agreement ("Services Agreement") with charges totaling $2,000,000 plus other incidental charges. On December 18, 1996, the Services Agreement was amended whereby COMSAT will provide limited administrative and support services on a month-to-month basis to the Company commencing in January 1997. Monthly charges for these services will be approximately $15,000.

In conjunction with Ascent's Offering (see Note 1), the Company and COMSAT entered into a Corporate Agreement (the "Corporate Agreement"), pursuant to which, among other things, the Company has agreed with COMSAT not to incur any indebtedness without COMSAT's prior consent, other than indebtedness under the Company's amended Credit Facilities (see Note 6), and indebtedness incurred in the ordinary course of operations which together shall not exceed $270.0 million in the aggregate; provided that not more than $50.0 million of such indebtedness may constitute long-term debt.

From April through July 1995, Ascent loaned $2,000,000 to one of its directors. The loan, plus interest thereon at the prime rate plus one percent, was repaid in full in November 1995.

During the third quarter of 1995, the Company entered into a Contribution Agreement with OCV, whereby the Company contributed various assets and liabilities (primarily installed video systems and related construction in progress, accounts receivable, deferred income taxes and other assets) to OCV with a net book value of approximately $56,539,000 in exchange for approximately 5,337,000 shares of common stock of OCV. This transfer of net assets and shares between companies under common control has been accounted for at historical cost. During the second quarter of 1996, the Company contributed some additional assets and liabilities (installed video systems and related deferred income taxes and other assets) to OCV in connection with the aforementioned contribution agreement. These assets and liabilities had a net book value of approximately $1,385,000. In August 1996, the Company, OCV and Hilton entered into a letter of agreement providing for the cancellation of 1,336,470 shares of common stock of OCV issued to Ascent pursuant to the Contribution Agreement (see Note 10).

In conjunction with the Acquisition and Merger (see Note 2), Ascent and OCC entered into a corporate agreement (the "OCC Corporate Agreement"), pursuant to which, among other things, OCC has agreed not to incur any indebtedness without Ascent's prior consent, other than indebtedness under OCC's amended credit facility (see Note 6), and indebtedness incurred in the ordinary course of operations which together shall not exceed $116 million through June 30, 1997, and shall not exceed $130 million through December 31, 1997; provided however, that (i) no more than $50,000,000 of such indebtedness may constitute long term debt and (ii) indebtedness may only be incurred in compliance with the financial covenants contained in OCC's existing credit facility (see Note 6), with any amendments to such covenants subject to the written consent of Ascent.

OCC earned revenues of approximately $18,900,000, $15,000,000 and $12,400,000 in 1996, 1995 and 1994, respectively, from Hilton and its affiliates. Hilton is a minority stockholder of OCC.

OCC earned revenues of $4,944,000, and $3,362,000 for the years ended December 31, 1996 and 1995 respectively, from MagiNet Corporation, which is a related party by virtue of OCC's investment in its preferred stock (see Note 2). Accounts receivable from MagiNet at December 31, 1996 were approximately $1,000,000.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1995.

                                                         Dec. 31        Sept. 30         June 30           March 31
                                                         -------        --------         -------           --------
                                                                     (In thousands, except per share data)
   1996 (1)
   Revenues. . . . . . . . . . . . . . . . . . . .      $  91,594       $  38,141        $  56,045        $  72,340
   Operating Expenses. . . . . . . . . . . . . . .         91,820          28,333           46,921           60,553
   Depreciation and Amortization . . . . . . . . .         26,175          16,939           15,966           15,732
   Operating loss. . . . . . . . . . . . . . . . .        (26,401)(2)      (7,131)          (6,842)          (3,945)
   Loss before extraordinary item. . . . . . . . .        (19,134)         (6,035)          (6,256)          (4,275)
   Net Loss. . . . . . . . . . . . . . . . . . . .        (19,468)         (6,035)          (6,256)          (4,275)
   Loss per share. . . . . . . . . . . . . . . . .           (.65)           (.20)            (.21)            (.14)

   1995 (1)
   Revenues. . . . . . . . . . . . . . . . . . . .      $  59,710       $  39,952        $  52,601        $  49,555
   Operating Expenses. . . . . . . . . . . . . . .         56,263          32,888           34,004           41,523
   Depreciation and Amortization . . . . . . . . .         14,925          14,545           12,442           11,763
   Provision for restructuring . . . . . . . . . .              -          10,866 (3)            -                -
   Operating income (loss) . . . . . . . . . . . .        (11,478)        (18,347)           6,155 (4)       (3,731)
   Net income (loss) . . . . . . . . . . . . . . .         (7,855)        (13,733)           3,898           (3,333)
   Income (loss) per share . . . . . . . . . . . .           (.32)           (.57)             .16             (.14)

(1) The Company has restated its Consolidated Financial Statements for the Year ended December 31, 1995 and for the first three quarters of 1996. The net effect of the restatement was to increase the previously reported 1995 operating loss by $2,410,000, net loss by $1,567,000 (net of a tax benefit of $843,000) and loss per common share by $.07. The impact of the restatement on previously reported 1996 quarterly information is not material, and results in decreasing the previously reported net losses in each of the first three quarters of 1996 by $67,000. The previously reported quarterly information for 1995 and 1996 in the above tables has been restated. For further information see the Company's Form 10-K/A filed on February 19, 1997.

(2) Results for the fourth quarter of 1996 include $8.7 million of non-recurring charges incurred by OCC and operating losses incurred by SpectraVision since the date of acquisition. These non-recurring charges include costs relating to asset write-downs, reserve and expense accruals associated with the integration of SpectraVision, the alignment of the OCC's operating practices for OCV and SpectraVision and the establishment of OCC as a new public company.

(3) In the third quarter of 1995, a $10.9 restructuring charge was incurred resulting from the discontinuation of Satellite Cinema's lower margin, schedule, satellite delivered pay-per-view service (see Note 12).

(4) In the second quarter of 1995, the Company recognized an $8.8 million NBA expansion fee payable to the Nuggets (an additional $.4 million was recognized in the fourth quarter of 1995 upon resolution of certain contingencies).


NOTE 16 - SUBSEQUENT EVENTS

On January 11, 1997, SpectraVision experienced an interruption in service caused by the loss of communication with a satellite used to deliver pay-per-view programming to 950 of OCC's approximately 3,100 hotels. Of the hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems.

By February 9, 1997, OCC was able to obtain alternate satellite service and had restored full service to all the hotels affected. The Company believes the loss of service will result in approximately $4,000,000 of decreased revenues and incremental expenses in the first quarter of 1997.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

     Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Ascent Entertainment Group, Inc. 1996 Annual Meeting of Stockholders - Notice and Proxy Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.
ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report.

1.   Consolidated Financial Statements and Supplementary Data of
     Registrant

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

(b)  REPORTS ON FORM 8-K.

     Current Report on Form 8-K (File no. 0-27192) filed on October 17, 1996 and including a discussion regarding (i) the election of Allen Flower as a director of the Company; (ii) the terms of the Spectravision acquisition;
     (iii) COMSAT's consent to an increase in the Company's debt limitation under the COMSAT Corporate Agreement to $216 million; and (iv) the terms of the Ascent and OCC credit facilities.

     Current Report on Form 8-K (File no. 0-27192) filed on November 14, 1996 and including pro forma financial information filed in connection with the Spectravision acquisition.

     Current Report on Form 8-K (File no. 0-27192) filed on November 27, 1996 and including a discussion regarding COMSAT's consent to an increase in the Company's debt limitation under the COMSAT Corporate Agreement to $236 million.

     Current Report on Form 8-K (File No. 0-27192) filed on February 21, 1997 and including the Registrant's press release reporting its 1996 financial performance.

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

     10.1a Second Amendment to Development, Production and Domestic Distribution Agreement between Beacon Communications Corp.
               and Sony Pictures Entertainment, Inc. dated as of July 22, 1996, incorporated by reference from exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-4 of On Command Corporation (No. 333-10407) filed on September 26, 1996 (Confidential treatment granted).

     10.2 Assignment, Assumption, Consent and Amendment, dated as of October 27, 1994, by and among Beacon Communications Corp., BCC Funding Corporation, COMSAT Corporation and SONY Pictures Entertainment, Inc. (Confidential treatment granted).***

     10.3(*) Form of Employment Agreement between On Command Corporation and Robert Kavner, incorporated by reference from exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-4 of On Command Corporation (No. 333-10407) filed on September 26, 1996.

     10.4(*) Employment Agreement, dated as of December 1, 1994, by and among COMSAT Corporation, BCC Funding Corporation and Armyan Bernstein.**

     10.5(*) Employment Agreement, dated as of December 1, 1994, by and among COMSAT Corporation, BCC Funding Corporation and Marc Abraham.**

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

     10.9 Amendatory Agreement by and between the City and County of Denver and the Denver Nuggets Limited Partnership.**

     10.10 User Agreement by and between the City and County of Denver and the Colorado Avalanche LLC.**

     10.11(*) Employment Agreement, dated as of June 3, 1996, between the Registrant and James A. Cronin, III.


     10.12 Corporate Agreement by and between the Registrant and COMSAT Corporation, incorporated by reference from the exhibit of the same number to the Annual Report on Form 10-K of Registrant (No. 0-27192) filed on March 29, 1996.

     10.13 Tax Sharing Agreement by and between the Registrant and COMSAT Corporation, incorporated by reference from the exhibit of the same number to the Annual Report on Form 10-K of Registrant (No. 0-27192) filed on March 29, 1996.

     10.14(*) Amended and Restated Employment Agreement between the Registrant and Charles Lyons.

     10.15(*)  Ascent Entertainment Group, Inc. 1995 Key Employee Stock
               Plan, incorporated by reference from the exhibit of the same number to the Annual Report on Form 10-K of Registrant (No. 0-27192) filed on March 29, 1996.

     10.16(*)  Ascent Entertainment Group, Inc. 1995 Non-Employee
               Directors Stock Plan, incorporated by reference from the exhibit of the same number to the Annual Report on Form 10-K of Registrant (No. 0-27192) filed on March 29, 1996.

     10.17 Agreement between Beacon Communications Corp. and Universal Pictures, a division of Universal City Studios, Inc. dated as of July 10, 1996, incorporated by reference from exhibit 10.5 to the Quarterly Report on Form 10-Q of Registrant (No. 0-27192) filed on November 13, 1996 as amended by Registrant's Quarterly Report on Form 10-Q/A filed on January 6, 1997.

     10.18 First Amended and Restated $140,000,000 Credit Agreement dated as of March 23, 1997 among the Registrant, the lenders named therein and NationsBank of Texas, N.A., as administrative agent.

     10.19 $125,000,000 Credit Agreement dated as of October 8, 1996 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A., as administrative agent, marked to show changes from the credit agreement filed with the Registrant's Current Report on Form 8-K (File No. 0-27192) filed on October 17, 1996.

     10.19a    First Amendment to Credit Agreement dated March 23, 1997 among
               On Command Corporation, the lenders named therein and NationsBank of Texas, N.A., as administrative agent.

     10.20(*)  Employment Agreement between the Registrant and Ellen Robinson.

     10.21(*)  Letter Agreement between the Registrant and Wesley D. Minami.

     10.22 Corporate Agreement dated as of October 8, 1996 between the Registrant and On Command Corporation.

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Deloitte & Touche LLP.

     27        Financial Data Schedule

     (*)       Compensatory plan or arrangement.

     * Incorporated by reference from the exhibit of the same number to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on December 12, 1995

     ** Incorporated by reference from the exhibit of the same number to the Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on October 23, 1995.

     *** Incorporated by reference from the exhibit of the same number to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on November 13, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado on March 31, 1997.

               ASCENT ENTERTAINMENT GROUP, INC.

                                By:   /s/ Charles Lyons
                                      -----------------
                                      Charles Lyons
                                      President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 1997.
                                /s/ Charles Lyons
                                -----------------
                                Charles Lyons
                                President, Chief Executive Officer and
                                Director (Principal Executive Officer)


                                /s/ James A. Cronin, III
                                ------------------------
                                James A. Cronin, III
                                Executive Vice President, Finance and
                                Chief Operating Officer
                                (Principal Financial Officer)


                                /S/ David A. Holden
                                -------------------
                                David A. Holden
                                Controller
                                (Principal Accounting Officer)


                                /s/ C.J. Silas
                                --------------
                                C. J. Silas
                                Chairman of the Board


                                /s/ Edwin I. Colodny
                                --------------------
                                Edwin I. Colodny (Director)


                                /s/ Charles M. Lillis
                                ---------------------
                                Charles M. Lillis (Director)


                                /s/ Charles M. Neinas
                                ---------------------
                                Charles M. Neinas (Director)


                                /s/ Robert G. Schwartz
                                ----------------------
                                Robert G. Schwartz (Director)


                                /s/ Allen E. Flower
                                -------------------
                                Allen E. Flower (Director)

                        ASCENT ENTERTAINMENT GROUP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                              Balance at   Charged    Charged                     Balance
                                                              beginning      to       to other       Deductions   at end
                                                              of year      expenses   accounts(a)       (b)       of year
                                                              -------      --------   -----------    ----------   -------
 1994:  Allowance for loss on
   accounts receivable . . . . . . . . . . .                   $  4,461      $  660    $    (818)     $    (410)  $  3,893
                                                               --------      ------   ----------     ----------   --------
                                                               --------      ------   ----------     ----------   --------
 1995:  Allowance for loss on
   accounts receivable . . . . . . . . . . .                   $  3,893      $  711    $     (94)     $  (1,270)  $  3,240
                                                               --------      ------   ----------     ----------   --------
                                                               --------      ------   ----------     ----------   --------
 1996:  Allowance for loss on
     accounts receivable . . . . . . . . . .                   $  3,240      $  758    $  (1,775)     $     (87)  $  2,136
                                                               --------      ------   ----------     ----------   --------
                                                               --------      ------   ----------     ----------   --------


     (a)  Recoveries of amounts previously reserved and other adjustments.
     (a)  Uncollectible amounts written off.

                                INDEX TO EXHIBITS


Exhibit
  No.                              Description
--------                           -----------


10.11       Employment Agreement between the Registrant and James A. Cronin,
            III.

10.14 Amended and Restated Employment Agreement between the Registrant and Charles Lyons.

10.18       First Amended and Restated $140,000,000 Credit Agreement dated as of
            March 23, 1997 among   the Registrant, the lenders named therein and
            NationsBank of Texas, N.A., as administrative agent.

10.19 $125,000,000 Credit Agreement dated as of October 8, 1996 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A., as administrative agent, marked to show changes from the credit agreement filed with the Registrant's Current Report on Form 8-K (File No. 0-27192) filed on October 17, 1996.

10.19a First Amendment to Credit Agreement dated March 23, 1997 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A., as administrative agent.

10.20       Employment Agreement between the Registrant and Ellen Robinson

10.21       Letter Agreement between the Registrant and Wesley D. Minami

10.22 Corporate Agreement dated as of October 8, 1996 between the Registrant and On Command Corporation.


21.1        Subsidiaries of Ascent Entertainment Group, Inc.

23.1        Consent of Deloitte & Touche LLP

27          Financial Data Schedule