Form 10-Q
period 1997-03-31
ASCENT ENTERTAINMENT GROUP INC
filed 1997-05-13
CIK 1002666

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1997

                                    or

            []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from  n/a  to  n/a
                        Commission File Number 0-27192

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


      The number of shares outstanding of the Registrant's Common Stock as of March 31, 1997 was 29,754,000 shares.

Part 1.     Financial Information


Item 1.     Financial Statements

                       ASCENT ENTERTAINMENT GROUP, INC.
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                    ASSETS

                                                        March 31,   December 31,
                                                         1997           1996
                                                       ----------   -----------
                                                             (Unaudited)


Current assets:
  Cash and cash equivalents.....................     $  9,972         $   3,963
  Receivables, net .............................       46,787            54,695
  Deferred income taxes ........................        3,539             3,580
  Income taxes receivable.......................       13,508             5,653
  Prepaid expenses..............................        5,574            11,247
  Other current assets..........................        1,438             2,759
                                                     --------         ---------

      Total current assets......................       80,818            81,897
Property and equipment, net ....................      301,972           301,498
Goodwill, net...................................      130,643           132,805
Franchise rights, net...........................      100,984           102,189
Film inventory, net ............................       86,547            76,234
Investments.....................................        6,515             9,150
Other assets, net...............................       27,578            31,899
                                                     --------         ---------

Total Assets....................................     $735,057         $ 735,672
                                                     ========         =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings ........................     $160,000         $ 143,000
  Accounts payable..............................       23,680            19,992
  Payable to COMSAT.............................        4,316             4,662
  Deferred income...............................       75,460            81,942
  Other accrued liabilities.....................       44,224            38,629
                                                     --------         ---------

      Total current liabilities.................      307,680           288,225
Long-term debt .................................       50,000            50,000
Other long-term liabilities ....................       14,410            14,645
Deferred income taxes ..........................        8,637             5,742
                                                     --------         ---------


      Total liabilities.........................      380,727           358,612

Minority interest ..............................      102,428           107,475

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   5,000,000 shares authorized, none
   outstanding..................................            -                 -
  Common stock, par value $.01 per share,
   60,000,000 shares authorized, 29,754,000
   issued and outstanding.......................          297               297
  Additional paid-in capital....................       07,569           307,569
  Accumulated deficit...........................      (57,281)          (39,633)
  Other.........................................        1,317             1,352
                                                     --------         ---------

      Total stockholders' equity................      251,902           269,585
                                                     --------         ---------


Total Liabilities and Stockholders' Equity......     $735,057         $ 735,672
                                                     ========         =========


                        ASCENT ENTERTAINMENT GROUP, INC.

                   Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                            Three Months Ended March 31,
                                                1997          1996
                                              --------      --------

Revenues......................                $89,849       $ 72,340
                                              -------       --------

Operating expenses:
    Cost of services..........                 85,972         58,333
    Depreciation and amortization              25,365         15,732
    General and administrative                  1,998          2,220
                                              -------       --------
    Total operating expenses..                113,335         76,285
                                              -------       --------

Operating income (loss).......                (23,486)        (3,945)
Other income (expense), net...                    150           (308)
Interest expense..............                 (4,684)        (1,632)
                                              -------       --------

Loss before taxes and minority
   interest...................                (28,020)        (5,885)
Income tax benefit............                  5,231          1,752
                                              -------       --------

Loss before minority interest.                (22,789)        (4,133)
Minority interest.............                  5,141           (142)
                                              -------       --------

Net loss......................                $(17,648)     $ (4,275)
                                              =========     =========

Net loss per common share.....                $(0.59)       $(0.14)
                                              =======       =======

Weighted Average number of
common shares outstanding.....                 29,754         29,752
                                              =======       ========

See accompanying notes to these condensed unaudited consolidated financial statements.


                       ASCENT ENTERTAINMENT GROUP, INC.

                     Condensed Consolidated Cash Flow Statements
                                   (Unaudited)
                                 (In thousands)

                                                    Three Months Ended March 31,
                                                           1997           1996
                                                          -------       -------

Operating activities:
    Net loss .......................................     $(17,648)     $ (4,275)
    Adjustments for non-cash expenses:
       Depreciation and amortization ...............       25,365        15,732
       Amortization of film industry ...............           40         4,446
    Changes in operating assets and liabilities ....        1,248       (20,924)
    Other ..........................................         --             503
                                                         --------      --------

    Net cash provided by operating
       activities ..................................        9,005        (4,518)
                                                         --------      --------

Investing activities:
    Payments on note receivable ....................          715           694
    Proceeds from sale of investment ...............        1,920          --
    Purchase of property and equipment .............      (20,334)      (28,971)
    Net expenditures for film production costs .....       (2,297)         (687)
    Investments in unconsolidated businesses .......         --          (4,125)
                                                         --------      --------
    Net cash used in investing activities ..........      (19,996)      (33,089)
                                                         --------      --------

Financing activities:
    Repayment of long-term debt ....................         --            (120)
    Net short-term borrowings ......................       17,000        29,000
    Other ..........................................         --              15
                                                         --------      --------
    Net cash provided by financing activities ......       17,000        28,895
                                                         --------      --------

Net increase (decrease) in cash &
   cash equivalents ................................        6,009        (8,712)

Cash and cash equivalents,
   beginning of period .............................        3,963        11,012
                                                         --------      --------

Cash and cash equivalents,
   end of period ...................................     $  9,972      $  2,300
                                                         ========      ========

Supplemental cash flow information:
Interest paid ......................................     $  3,632      $  1,271
                                                         ========      ========
Income taxes paid ..................................     $     82      $     71
                                                         ========      ========

See accompanying notes to these condensed unaudited consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.

       Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three months ended March 31, 1997 and 1996


1.  General

    The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1996 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain December 31, 1996 balance sheet amounts have been reclassified to conform with the current periods presentation.

    The accompanying financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Corporation ("OCC"), Ascent Network Services, Inc. ("ANS"), the Denver Nuggets Limited Partnership (the "Nuggets"), the Colorado Avalanche LLC (the "Avalanche") and Beacon Communications Corp. ("Beacon"). Intercompany transactions have been eliminated.


2.  Business Combination

    As discussed in Note 2 to the Company's 1996 financial statements, effective October 8, 1996, Ascent through its newly formed subsidiary, OCC, acquired the assets, properties and certain liabilities of SpectraVision, Inc., a leading provider of in-room entertainment services to the lodging industry. Pursuant to the Acquisition Agreement, OCC acquired all of the outstanding capital stock of SpectraDyne, Inc. the primary operating subsidiary of SpectraVision, together with certain other assets of SpectraDyne and its affiliates in exchange for shares of OCC common stock. SpectraDyne subsequently changed its name to SpectraVision, Inc. Prior to the Acquisition, On Command Video Corporation ("OCV"), formerly an 84% wholly owned subsidiary of Ascent, was merged with a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and Plan of Merger. Ascent owns approximately 57.2% of the common stock of OCC as of March 31, 1997. The acquisition of SpectraVision has been accounted for under the purchase method and, accordingly, the results of operations of SpectraVision are included in the consolidated financial statements from the date of acquisition.

3.  Denver Arena Project

    As discussed in Note 4 to the Company's 1996 financial statements, on March 28, 1996, the Company entered into an agreement with The Anschutz Corporation ("TAC") pursuant to which the Company purchased all of TAC's interests in the proposed arena development project in Denver and related goodwill, rights, plans, specifications, drawings, contracts, relationships, approvals, permits and other work product of every kind that had been generated by the efforts of TAC and Ascent with respect to the proposed arena (the "Arena Assets"), and TAC agreed to use reasonable efforts to facilitate the development and construction of the proposed arena. Ascent and TAC had worked together on the proposed arena development from early 1994 until September 1995. In consideration for TAC's interest in the Arena Assets and its agreement to facilitate development of the proposed arena, Ascent paid TAC $6,600,000 in cash. On a contingent and non-interest bearing basis Ascent agreed to pay TAC an additional $5,000,000 and grant a paid-up suite license, both linked to the construction and occupancy of the proposed arena. This obligation, net of discount, has been accrued and is included in the accompanying balance sheet in other accrued liabilities ($2,500,000) and other long-term liabilities($2,170,000) as of March 31, 1997.

    On May 7, 1997, the Company entered into a Land Purchase Agreement (the "Agreement") with Southern Pacific Transportation Company ("SPT") pursuant to which the Company will purchase approximately 49 acres in Denver as the site for the proposed arena for $20,000,000. The Agreement is similar to the previously expired agreement between SPT and the Company. Pursuant to the Agreement, the closing of the land purchase needs to occur on or before August 31,1997. Consummation of the transaction is subject to several conditions, including obtaining satisfactory financing and reaching agreements with the City and County of Denver regarding the construction of the proposed arena and the release of the Nuggets and the Avalanche from their existing leases at the City and County of Denver's current arena, McNichols Arena. The Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and to provide continuing partial indemnification with regard to certain environmental liabilities. Management believes that these negotiations will be successfully concluded, but there can be no assurance that Ascent will be able to reach acceptable terms for the construction of the new arena.


4.  Film Inventory

    Film inventory consists of the following at March 31, 1997 and December 31, 1996:

                                                           1997            1996
                                                         -------         -------
                                                              (in thousands)

Films released, less amortization ..............         $ 3,134         $ 3,382
Films in process and development ...............          79,426          69,732
Development ....................................           3,987           3,120
                                                         -------         -------

   Total film inventory ........................         $86,547         $76,234
                                                         =======         =======

    During the first quarter of 1997, the Company increased film inventory and deferred revenues by approximately $8,600,000 in connection with the distribution rights relating to certain films under development at March 31, 1997.

5. Notes Payable and Long-Term Debt

    On March 23, 1997, OCC entered into an amendment to its revolving credit facility with a bank (the "OCC Amendment"). Under the OCC Amendment, the amount available under the OCC revolving credit facility was increased from $125.0 million to $150.0 million, and certain other terms were amended to clarify such terms. At March 31, 1997, there was $47.0 million of available borrowings under the amended OCC revolving credit facility, subject to certain covenant restrictions.

    On March 23, 1997, Ascent entered into an amendment and restatement of its revolving credit facility with a bank (the "Ascent Amendment"). The Ascent
Amendment provides, among other things, that the Ascent revolving credit facility will only be renewable for two additional one year options beyond October 9, 1997 if, prior thereto, Ascent has received not less than $50.0 million in proceeds from a new debt financing which is subordinated to the Ascent revolving credit facility; for the maximum amount available to be borrowed under the facility to be reduced from $200.0 million to $140.0 million; for the elimination of the $125.0 million limit on available borrowings under the facility prior to the receipt of NBA and NHL consents; that those financial covenants contained in the Ascent revolving credit facility related to the financial results of OCC will not be measured until year end 1997; for the $140.0 million of availability to be divided into a term loan of $50.0 million and a revolving facility of $90.0 million; and for amendments to certain other financial covenants. In addition, the failure of Ascent to commence construction on the Denver Arena Project (see Note 4) prior to August 31, 1997 is an event of default under the Ascent revolving credit facility. Based on current market conditions, management of Ascent currently believes that they will be successful in obtaining the additional subordinated debt by October 9, 1997. In addition, management currently believes that they will have commenced construction on the Denver Arena Project prior to August 31, 1997 or they will have made sufficient progress on the negotiations involving the Denver Arena Project to enable Ascent to obtain an extension under the Ascent revolving credit facility. However, there can be no assurances that other contingencies will not arise which could impact Ascent's ability to obtain this additional subordinated financing, that such financing will be available on terms acceptable to Ascent or that negotiations with the City and County of Denver on the Denver Arena Project will have been completed or progressed sufficiently. If Ascent were not able to obtain the additional subordinated financing, Ascent could be required to refinance the Ascent Credit Facility which could require Ascent to reduce or reschedule planned capital investments, reduce capital outlays, or sell assets. At March 31, 1997, there was $33.0 million of available borrowings under the Ascent revolving credit facility.

6.  New Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This Statement establishes standards for computing and presenting earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; early application is not permitted. The Company will adopt this Statement in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required.

    SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to nonredeemable common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the quarters ended March 31, 1997 and 1996, basic and diluted EPS would not have been different than fully diluted EPS currently reported for the periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain of the statements that follow are forward-looking and relate to anticipated future operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the Company has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results. Accordingly, the following should be read in conjunction with the Consolidated Financial Statements (unaudited) included in this filing, and with the Consolidated Financial Statements, notes thereto, and Management Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's annual report on Form 10-K for 1996, as previously filed with the Commission.

ANALYSIS OF OPERATIONS

Consolidated Operations

   Three  months  ended March 31, 1997  compared to Three months Ended March 31,
1996

    Revenues for the first quarter of 1997 were $89.8 million, an increase of $17.5 million or 24%, as compared to $72.3 million in revenues for the first quarter of 1996 This increase is primarily attributable to a $22.0 million increase in revenues at OCC within the Multimedia segment. The increase in revenues at OCC was due to a larger number of hotel rooms served, resulting primarily from the acquisition of SpectraVision assets in October 1996. The Entertainment segment reflected a decrease in revenues of $4.5 million during the first quarter of 1997 from the comparable period in 1996. During the first quarter of 1996, Beacon generated revenues of $4.3 million from the home video release of a motion picture. During the first quarter of 1997, Beacon had no movie releases and generated minimal revenues from prior movie releases.

    Cost of services for the first quarter of 1997 were $85.9 million, an increase of $27.6 million or 47% compared to the first quarter of 1996. This increase is primarily attributable to an increase in cost of services at OCC due to the overall increase in the number of pay-per-view rooms served by OCC, costs associated with the continued integration of SpectraVision and OCV and the increased expenses to operate OCC as a public company and, to a lesser degree, higher costs at the Colorado Avalanche.

    Depreciation and amortization for the first quarter of 1997 was $25.4 million, an increase of $9.6 million or 61% compared to the first quarter of 1996. This increase is attributable to a higher installed room base and the resulting increase in depreciation at OCC combined with the amortization of the intangible assets acquired in connection with the SpectraVision acquisition in October, 1996.

    General and administrative expenses for the first quarter of 1997 were $2.0 million, a decrease of $.2 million or 9% compared to the first quarter of 1996. This decrease primarily reflects the reduction of approximately $.4 million in certain general and administrative service charges from COMSAT offset by an increase in corporate personnel costs of $.2 million. Since January 1997, COMSAT has provided only limited administrative and support services to the Company.

    Other income (expense) increased by $.5 million in the first quarter of 1997 as compared to the same period last year. The improvement in other income during the quarter is primarily attributable to the Company's recognition of losses of $.5 million during the first quarter of 1996 from its limited partnership investment in Elitch Gardens. Elitch Gardens, a Denver amusement park, was sold in October 1996.

    Interest expense increased $3.1 million in the first quarter of 1997 as compared to the first quarter of 1996. This increase is attributable to the additional borrowings incurred during 1996 and the first quarter of 1997 for capital expenditures, investment requirements (primarily the assumption of debt in the SpectraVision transaction) and the funding of operating requirements of Ascent and its subsidiaries.

    The Company recorded an income tax benefit of $5.2 million in the first quarter of 1997 as compared to an income tax benefit of $1.8 million in the first quarter of 1996. The Company's effective rate declined to 19% in the first quarter of 1997 from 30% during the first quarter of 1996. The decline in the Company's effective tax rate is attributable to the losses incurred by OCC during the first quarter of 1997, in which no tax benefit was recognized due to uncertainties regarding OCC's ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

    Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Segment Operating Results

    As discussed in Note 13 to the Company's 1996 financial statements, Ascent reports operating results in two segments: multimedia distribution and entertainment. Results by segment and certain information regarding the pay-per-view customer base is as follows:





                                            Three Months Ended March 31,
                                                1997           1996
                                              -------         ------
                                                (dollars in millions)

Income Statement Data:

Revenues:
    Multimedia Distribution (1)               $  57.1         $ 35.1
    Entertainment.............                   32.7           37.2
                                              -------         ------
      Total Revenues (1)......                $  89.8         $ 72.3
                                              =======         ======

Operating Income (Loss):
    Multimedia Distribution...                $  (9.7)        $  2.2
    Entertainment.............                  (11.8)          (3.9)
    General & Administrative..                   (2.0)          (2.2)
                                              ---------       -------
      Total operating loss....                $ (23.5)        $ (3.9)
                                              ========        =======

Other Data:

EBITDA: (2)
    Multimedia Distribution...                $  11.7         $ 14.7
    Entertainment ............                   (7.8)           (.7)
    General & Administrative..                   (2.0)          (2.2)
                                              ---------       -------
      Total EBITDA............                $   1.9         $ 11.8
                                               =======         ======

Capital Expenditures:
    Multimedia Distribution...                $  20.1         $ 22.0
    Entertainment.............                     .2            6.9
                                              -------         ------
      Total capital expenditures              $  20.3         $ 28.9
                                              =======         ======

Room Data:

    Number of Guest-Pay rooms (at end of period):
    On Demand.................                712,000         386,000
    Schedule Only.............                205,000               -
                                              -------         -------
      Total...................                917,000         386,000
                                              =======         =======


(1)Includes $19.4 million in revenues from SpectraVision. The results of operations for the first quarter of 1997 include the results from SpectraVision assets which were acquired on October 8, 1996. See Note 2 of Notes to the Condensed Consolidated Financial Statements.

(2)EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating cash flow or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, are presented and discussed in Liquidity and Capital Resources.



       Multimedia Distribution

   The Multimedia Distribution segment includes the results of OCC and ANS. The segment's first quarter revenues for 1997 increased $22.0 million, or 63% over last year's first quarter. OCC's revenues grew $21.5 million due to the growth in total rooms served by OCC, approximately 917,000 rooms on March 31, 1997 versus approximately 386,000 rooms one year earlier. This growth in rooms is primarily attributable to the acquisition of the SpectraVision assets as well as the continued growth of the OCV installed room base. Revenues from the SpectraVision acquired assets were approximately $19.4 million during the first quarter of 1997. ANS's revenues for the first quarter of 1997 were similar to the comparable period in 1996.

   Operating losses for this segment increased by $11.9 million as compared to the same period last year. During the first quarter of 1997, OCC's operations were impacted by the unexpected failure of the Telstar 401 satellite, which delivered pay-per-view programming to approximately 970 former SpectraVision hotel customers. Service was restored to all hotels within a month, but the loss of revenue and costs associated with the loss of service resulted in a decrease in operating income of approximately $3.0 to $4.0 million, comprised of decreased revenues and incremental expenses. The increase in the operating loss during the first quarter of 1997 is also attributable to increased depreciation expense due to the significant capital expenditures made by OCV during 1996 as it increased its installed room base, an aggressive depreciation of SpectraVision in-room assets due to the planned conversion to OCV equipment, amortization of intangible assets arising from the SpectraVision transaction, costs associated with the continued integration of SpectraVision and OCV and the increased expenses to operate OCC as a public company.

   EBITDA of the Multimedia Distribution segment for the first quarter of 1997 decreased by $3.0 million as compared to the same period last year. This decrease in EBITDA is primarily attributable to the losses arising from the satellite failure discussed previously.

   Capital expenditures for the segment during the first quarter of 1997 were generally consistent with the same period last year.

Entertainment

   The Entertainment segment includes the results of the Nuggets, the Avalanche, and Beacon. Revenues of the Entertainment segment for the first quarter of 1997 decreased by $4.5 million, or 12.1%, over the same quarter last year. This decrease in revenues is attributable to lower revenues from Beacon. During the first quarter of 1996, Beacon generated revenues of $4.3 million from the home video release of a motion picture. During the first quarter of 1997, Beacon had no movie releases and generated minimal revenues from prior movie releases. While the Avalanche realized increased revenues from ticket, corporate and arena sales of $2.0 million in the first quarter of 1997 as compared to the same period in 1996, these increases were offset by declining revenues of $2.1 million from the Nuggets during this same period.

   Operating losses for this segment increased by $7.9 million during the first quarter of 1997 as compared to the same period last year. The increased loss is primarily attributable to the operating losses incurred by the Avalanche and the Nuggets caused by higher operating costs (principally player salaries) at the Avalanche and lower revenues at the Nuggets.

   EBITDA for the Entertainment segment declined by $7.1 million during the first quarter of 1997 as compared to the same period last year. Once again, this decline primarily reflects the increased operating losses incurred by the Avalanche and the Nuggets.

   Capital expenditures for the Entertainment segment during the first quarter of 1997 decreased by $6.7 million over the same quarter last year. This decrease is primarily attributable to Ascent's purchase in March 1996 of TAC's interests in the proposed arena and development project in Denver (see Note 3 of notes to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash during the three months ended March 31, 1997 were cash from operating activities of $9.0 million, borrowings under the Company's credit facilities of $17.0 million, partnership distributions of $1.3 million from the sale of Elitch Gardens and the collection of $.7 million on notes and other long-term receivables. Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth. Specifically, capital expenditures of $20.1 million were made by OCC for the continuing installation of on-demand systems. In addition, $2.3 million of film expenditures was incurred by Beacon for the development and production of three major motion pictures.

      The Company's negative working capital position increased by $20.5 million from December 31, 1996 to March 31, 1997. This is primarily attributable to an increase in short-term debt of $17.0 million used mainly for the acquisition of long-term assets of $20.3 million.

     The Company and OCC have access to short-term financing under their respective credit facilities, as amended on March 23, 1997. (See Note 5 of Notes to the Condensed Consolidated Financial Statements.) As a result of these amendments, Ascent reduced the maximum amount available under the Ascent credit facility from $200.0 million to $140.0 million and OCC increased its available borrowings under its revolving credit facility from $125.0 million to $150.0 million. Based on these amendments and borrowings outstanding at March 31, 1997, Ascent has $33.0 million available under the Ascent Credit Facility and OCC has $47.0 million in available borrowings under the OCC Credit Facility, subject to certain covenant restrictions.

     The Amendment to the Ascent Credit Facility provides, among other things, that the facility will only be renewable for two additional one year options beyond October 9, 1997 if, prior thereto, Ascent has received not less than $50.0 million in proceeds from a new debt financing which is subordinated to the Ascent Credit Facility. Based on current market conditions, management of Ascent currently believes that they will be successful in obtaining the additional subordinated debt by October 9, 1997. However, there can be no assurances that other contingencies will not arise which could impact Ascent's ability to obtain the additional subordinated financing or that such financing will be available on terms acceptable to Ascent. If Ascent were not able to obtain the additional subordinated financing or amend its existing credit facility, Ascent may be required to refinance the Ascent credit facility which could require Ascent to sell assets.

     The Company's cash requirements through the remainder of 1997 are expected to include (i) the continuing installation by OCC of on-demand systems, (ii) an investment in a new arena and entertainment complex in Denver for use by the Nuggets and Avalanche, (iii) the funding of the production of motion pictures at Beacon (iv) funding the operating requirements of Ascent and its subsidiaries, and (v) the payment of interest under the Ascent and OCC credit facilities. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC credit facility. The Company anticipates capital expenditures in connection with the continued installation by OCC of on-demand service will be approximately $60.0 million during the remainder of 1997. While the Company continues to plan to finance the construction of the new arena in Denver, whereby the Company's equity participation would consist of expenditures totaling approximately $20-$25 million, of which approximately $11.6 million has been incurred through March 31, 1997, any additional cash expenditures for such participation would be delayed until the summer of 1997 due to continued delays in reaching an agreement with the City and County of Denver. Beacon's cash requirements with respect to the funding of its current movie productions are expected to consist of expenditures totaling $29-$31 million during the second and third quarters of 1997. Cash requirements with respect to the funding of additional productions at Beacon will be dependent upon the number, nature and timing of the projects that the Company determines to pursue during 1997. The Company will utilize the Universal Agreement when appropriate, and/or pre-sell a portion of the international distribution rights to help fund motion picture costs.

      Management of the Company believes that available cash and funds available under the amended Ascent and OCC Credit Facilities will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements through the remainder of 1997.

     In the COMSAT Corporate Agreement, Ascent agreed not to incur any indebtedness, other than that under Ascent's previous $175 million revolving credit facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $175 million in the aggregate, without COMSAT's consent. As part of Ascent's 1997 operating and capital planning process, Ascent management requested that COMSAT increase its debt limit beginning in January 1997. On March 21, 1997, COMSAT consented to increase the limitation on aggregate consolidated indebtedness which Ascent may incur pursuant to the Corporate Agreement to $270.0 million for the remainder of 1997; provided that (i) no more than $50 million of such indebtedness may constitute long term debt; and (ii) indebtedness subordinated to indebtedness under Ascent's existing credit facility could only be incurred on terms which did not adversely affect COMSAT's ability to affect a tax-free distribution of its interest in Ascent to COMSAT shareholders. In connection with COMSAT's consent under the COMSAT Corporate Agreement, Ascent consented under the OCC Corporate Agreement to increase OCC's limitation on indebtedness to not more than $116,000,000 by June 30, 1997, and to $130,000,000 by December 31, 1997;
provided however, that (i) no more than $50,000,000 of such indebtedness may constitute long term debt, and (ii) indebtedness may only be incurred in compliance with the financial covenants contained in OCC's existing $150,000,000 Credit Facility, with any amendments to such covenants subject to the written consent of Ascent. Ascent management believes that the $270.0 million aggregate limit and related restrictions on Ascent's consolidated indebtedness will be adequate to fund its consolidated operations through 1997. A number of factors could cause Ascent's funding requirements to differ materially from those projected, including, but not limited to, the ability of Ascent to obtain the $50.0 million in additional subordinated debt financing by October 9, 1997, the operating performance of Ascent's subsidiaries, unanticipated costs associated with the integration of SpectraVision's and OCV's businesses, the level of ticket sales and other revenues by Ascent's professional sports franchises, the timing of film productions and releases, the timing of NBC's decision to grant ANS the digital upgrade contract, and other market conditions.

      A primary purpose of both the COMSAT Corporate Agreement and the OCC Corporate Agreement is to require Ascent to coordinate its consolidated capital requirements with COMSAT so that COMSAT can monitor compliance with the regulations of the Federal Communications Commission ("FCC") applicable to the capital structure and debt financing activities of COMSAT and its consolidated subsidiaries. COMSAT is required to submit a financial plan to the FCC for review annually. Under existing FCC guidelines, COMSAT is subject to a limit of $200 million in short-term debt, a maximum long-term debt to total capital ratio of 45%, and an interest coverage ratio of 2.3 to 1. In October 1996, the FCC approved a temporary decrease in the interest coverage ratio to a minimum of 1.9 to 1, and an increase in the short-term debt limit to $325 million for the 1996 plan year and until the FCC acts on COMSAT's 1997 capital plan. The latter two guidelines are measured at year end. COMSAT has informed Ascent that COMSAT was in compliance with the FCC guidelines, as modified, at December 31, 1996.

     In October of 1996 COMSAT announced its intent to divest its 80.67% percent ownership interest in Ascent through a sale, spin-off or other transaction. COMSAT has engaged Morgan Stanley & Co. Incorporated to act as its financial advisor for the divestiture. On March 24, 1997, COMSAT announced that in January 1997 it had filed for a request for a ruling with the Internal Revenue Service to allow the spin-off of Ascent as a tax-free dividend to its shareholders, and that it expects to receive the ruling by May 1997. Pending the ruling, COMSAT will continue efforts to identify a purchaser for its interest in Ascent. If the method of divestiture by COMSAT is in the form of a tax-free spin-off, certain restrictions on Ascent's ongoing capital and financing structure may be required by COMSAT to support the tax free nature of the distribution. In addition, as a result of a divestiture whereby Ascent is no longer part of COMSAT's consolidated tax group, Ascent may be unable to recognize tax benefits and receive cash payments from COMSAT resulting from the anticipated operating losses to be incurred by Ascent after the divestiture by COMSAT.

PART II.     OTHER INFORMATION


Item 1.   Legal Proceedings
          None.

Item 2.   Change in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits



                 27.0    Financial Data Schedule


          (B)    Reports on Form 8-K:

                 None.


                                  SIGNATURES


          Pursuant to the requirements on the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Ascent Entertainment Group, Inc.


By:  /s/ David A. Holden
     David A. Holden
     Controller

Date: May 12, 1997
Q_93096.doc/05/09/97 2:18:27 PM