Form 10-Q
period 1997-06-30
ASCENT ENTERTAINMENT GROUP INC
filed 1997-08-14
CIK 1002666

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes __X__    No _____

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 1997 was 29,755,600 shares.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                        ASCENT ENTERTAINMENT GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1997           1996
                                                                       -----------   ------------
                                                                       (Unaudited)
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .     $ 14,807      $  3,963
  Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . .       40,614        54,695
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .        3,410         3,580
  Income taxes receivable (Note 7) . . . . . . . . . . . . . . . . .       21,157        12,623
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .        7,649        11,247
  Other current assets . . . . . . . . . . . . . . . . . . . . . . .        1,533         2,759
                                                                         --------      --------

    Total current assets . . . . . . . . . . . . . . . . . . . . . .       89,170        88,867
                                                                         --------      --------

Property and equipment, net. . . . . . . . . . . . . . . . . . . . .      308,174       301,498
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      125,770       132,805
Franchise rights, net. . . . . . . . . . . . . . . . . . . . . . . .       99,781       102,189
Film inventory, net (Note 5) . . . . . . . . . . . . . . . . . . . .       83,850        76,234
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,376         9,150
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . .       26,553        31,899
                                                                         --------      --------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $740,674      $742,642
                                                                         --------      --------
                                                                         --------      --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings (Note 6) . . . . . . . . . . . . . . . . . .     $176,000      $143,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       25,668        19,992
  Payable to COMSAT (Note 7) . . . . . . . . . . . . . . . . . . . .           --         4,662
  Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . .       76,519        81,942
  Income taxes payable (Note 7). . . . . . . . . . . . . . . . . . .        2,477         6,970
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . .       46,653        38,629
                                                                         --------      --------

    Total current liabilities. . . . . . . . . . . . . . . . . . . .      327,317       295,195

Long-term debt (Note 6). . . . . . . . . . . . . . . . . . . . . . .       50,000        50,000
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . .       14,021        14,645
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .        6,726         5,742
                                                                         --------      --------

    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .      398,064       365,582

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . .      100,229       107,475

STOCKHOLDERS' EQUITY (NOTE 9):
  Preferred stock, par value $0.1 per share,
    5,000,000 shares authorized, none outstanding. . . . . . . . . .           --            --

  Common stock, par value $.01 per share,
    60,000,000 shares authorized 29,755,600 and 29,754,000
    issued and outstanding . . . . . . . . . . . . . . . . . . . . .          297           297
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .      307,586       307,569
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .      (67,026)      (39,633)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,524         1,352
                                                                         --------      --------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . .      242,381       269,585
                                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . .     $740,674      $742,642
                                                                         --------      --------
                                                                         --------      --------

See accompanying notes to these condensed consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                        1997       1996             1997       1996
                                                        ----       ----             ----       ----
REVENUES . . . . . . . . . . . . . . . . . . . . .    $87,604    $56,045          $177,453   $128,385
                                                      -------    -------          --------   --------

OPERATING EXPENSES:
  Cost of services . . . . . . . . . . . . . . . .     70,020     44,017           155,991    102,350
  Depreciation and amortization. . . . . . . . . .     25,183     15,966            50,548     31,698
  General and administrative . . . . . . . . . . .      1,154      2,904             3,152      5,124
                                                      -------    -------          --------   --------
  Total operating expenses . . . . . . . . . . . .     96,357     62,887           209,691    139,172
                                                      -------    -------          --------   --------

Operating loss . . . . . . . . . . . . . . . . . .     (8,753)    (6,842)          (32,238)   (10,787)

Other income (expense), net. . . . . . . . . . . .        203         71               399       (237)
Interest expense . . . . . . . . . . . . . . . . .     (5,557)    (1,990)          (10,286)    (3,622)
                                                      -------    -------          --------   --------

Loss before taxes and minority
  interest . . . . . . . . . . . . . . . . . . . .    (14,107)    (8,761)          (42,125)   (14,646)
Income tax benefit . . . . . . . . . . . . . . . .      2,158      2,627             7,389      4,379
                                                      -------    -------          --------   --------

Loss before minority interest. . . . . . . . . . .    (11,949)    (6,134)          (34,736)   (10,267)
Minority interest in (income)
  loss of subsidiary . . . . . . . . . . . . . . .      2,202       (122)            7,343       (264)
                                                      -------    -------          --------   --------

NET LOSS . . . . . . . . . . . . . . . . . . . . .    $(9,747)   $(6,256)         $(27,393)  $(10,531)
                                                      -------    -------          --------   --------
                                                      -------    -------          --------   --------

NET LOSS PER COMMON SHARE. . . . . . . . . . . . .    $  (.33)   $  (.21)         $   (.92)  $   (.35)
                                                      -------    -------          --------   --------
                                                      -------    -------          --------   --------

Weighted average number of
  common shares outstanding. . . . . . . . . . . .     29,755     29,754            29,754     29,754
                                                      -------    -------          --------   --------
                                                      -------    -------          --------   --------

See accompanying notes to these condensed consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Six Months Ended June 30,
                                                           1997        1996
                                                         --------    --------
OPERATING ACTIVITIES:
Net loss..............................................   $(27,393)   $(10,531)
Adjustments for non-cash expenses:....................
  Depreciation and amortization.......................     50,548      31,698
  Amortization of film inventory......................      7,866       5,072
  Changes in operating assets and liabilities.........     (8,990)    (25,023)
  Other...............................................        129         (11)
                                                         --------    --------
     Net cash provided by operating activities........     22,160       1,205
                                                         --------    --------

INVESTING ACTIVITIES:
Proceeds from note receivable.........................      1,444       1,405
Proceeds from sale of investment......................      1,920           -
Purchase of property and equipment....................    (45,071)    (48,584)
Net expenditures for film production costs............     (3,064)     (7,883)
Investments in unconsolidated business................          -      (4,125)
Other.................................................        455           -
                                                         --------    --------
     Net cash used in investing activities............    (44,316)    (59,187)
                                                         --------    --------

FINANCING ACTIVITIES:
Repayment of long-term debt...........................          -        (172)
Net short-term borrowings.............................     33,000      50,000
Other.................................................          -          15
                                                         --------    --------
     Net cash provided by financing activities........     33,000      49,843
                                                         --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..     10,844      (8,139)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........      3,963      11,012
                                                         --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD..............   $ 14,807    $  2,873
                                                         --------    --------
                                                         --------    --------


SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.........................................   $  7,383    $  2,403
                                                         --------    --------
                                                         --------    --------
Income taxes paid.....................................   $    265    $    224
                                                         --------    --------
                                                         --------    --------


See accompanying notes to these condensed consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1996 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain December 31, 1996 balance sheet amounts have been reclassified to conform with the June 30, 1997 presentation.

2.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Corporation ("OCC"), the Denver Nuggets Limited Partnership (the "Nuggets"), the Colorado Avalanche LLC ("the Avalanche") and Beacon Communications Corp. ("Beacon"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent, was merged into Ascent and became an operating division of Ascent on May 30, 1997. Intercompany transactions have been eliminated.

     Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. In addition, Ascent's relationship with COMSAT was governed by three agreements entered into in connection with the Offering; an Intercompany Services Agreement, a Corporate Agreement and a Tax Sharing Agreement.

     On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement, both dated as of June 3, 1997 (see Note 7) in connection with the Distribution. Ascent and COMSAT also terminated the Intercompany Services Agreement and Corporate Agreement entered into in connection with the Offering, resulting in, among other things, the termination of the restriction on Ascent's incurring indebtedness without the consent of COMSAT. As a result of the Distribution, Ascent became an independent publicly held corporation. All costs incurred by Ascent which are directly associated with the Distribution have been charged to expense.

3.   BUSINESS COMBINATION

     As discussed in Note 2 to the Company's 1996 consolidated financial statements, effective October 8, 1996, Ascent through its newly formed subsidiary, OCC, acquired the assets, properties and certain liabilities of SpectraVision, Inc., a leading provider of in-room entertainment services to the lodging industry. Prior to the acquisition of SpectraVision, On Command Video Corporation ("OCV"), formerly an 84% owned subsidiary of Ascent, was merged with a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and Plan of Merger. Ascent owns approximately 57.1% of the common stock of OCC as of June 30, 1997. The acquisition of SpectraVision has been accounted for under the purchase method and, accordingly, the results of operations of SpectraVision are included in the consolidated financial statements from the date of the acquisition.

4.   DENVER ARENA PROJECT

     As discussed in Note 4 to the Company's 1996 consolidated financial statements, on March 28, 1996, the Company entered into an agreement with The Anschutz Corporation ("TAC") pursuant to which the Company purchased all of TAC's interests in the proposed arena development project in Denver and related goodwill, rights, plans, specifications, drawings, contracts, relationships, approvals, permits and other work product of every kind that had been generated by the efforts of TAC and Ascent with respect to the proposed arena (the "Arena Assets"), and TAC agreed to use reasonable efforts to facilitate the development and construction of the proposed arena. Ascent and TAC had worked together on the proposed arena development from early 1994 until September 1995. In consideration for TAC's interest in the Arena Assets and its agreement to facilitate development of the proposed arena, Ascent paid TAC $6,600,000 in cash. On a contingent and non-interest bearing basis Ascent agreed to pay an additional $5,000,000 and grant a paid-up suite license, both linked to the construction and occupancy of the proposed arena.


     On May 7, 1997, the Company entered into a Land Purchase Agreement (the "Agreement") with Southern Pacific Transportation Company ("SPT") pursuant to which the Company would purchase approximately 49 acres in Denver as the site for the proposed arena for $20,000,000. The Agreement is similar to the previously expired agreement between SPT and the Company. Pursuant to the Agreement, the closing of the land purchase needs to occur on or before August 31, 1997 and consummation of the transaction is subject to several conditions, including obtaining satisfactory financing. The Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and to provide continuing partial indemnification with regard to certain environmental liabilities. Management believes the Company will consummate the land purchase prior to August 31, 1997 or, obtain an extension of the closing date of the land purchase.

     In connection with the Denver arena project, on August 13, 1997, the Company entered into a memorandum of understanding (the "Memorandum) with the City and County of Denver (the "City"). The Memorandum outlines the major terms of a proposed agreement between the parties whereby Ascent will construct, own and manage the new arena. The Memorandum also provides for the release of the Nuggets and Avalanche from their existing leases at the City's current arena, McNichols Arena, upon the completion of the new arena. In addition, upon completion of the new arena, Ascent would transfer to the City the land associated with the arena and the City will lease the land back to Ascent for a 25 year term. At the end of such term the city will sell the land back to Ascent at no cost to Ascent. The Memorandum outlines the major points with respect to the new arena, however it is not binding and the parties will not be bound until entering in definitive agreements subject to the approval of the City Council of the City and County of Denver and the Board of Directors of Ascent.

     On August 12, 1997, the Company and Liberty Media Corporation ("Liberty") entered into a term sheet pursuant to which Liberty would invest $15,000,000 in the Denver arena project. The agreement is subject to the parties entering definitive documentation subject to the approval of Ascent's lender and Board of Directors and Liberty's Board of Directors.

5.   FILM INVENTORY

     Film inventory consists of the following at June 30, 1997 and December 31, 1996:

                                                 1997        1996
                                                -------     -------
                                                   (in thousands)

     Films released, less amortization........   $2,831     $ 3,382
     Films in process and development.........   76,675      69,732
     Development..............................    4,344       3,120
                                                -------     -------
          Total film inventory................  $83,850     $76,234
                                                -------     -------
                                                -------     -------

     During the first half of 1997, the Company increased film inventory and deferred revenues by approximately $12,200,000 in connection with the distribution rights relating to certain films under development at June 30, 1997.

6.   NOTES PAYABLE AND LONG-TERM DEBT

     On March 23, 1997, OCC entered into an amendment to its revolving credit facility with a bank (the "OCC Amendment"). Under the OCC Amendment, the amount available under the OCC revolving credit facility was increased from $125.0 million to $150.0 million, and certain other terms were amended to clarify such terms. At June 30, 1997, $50.0 million was outstanding as a long-term revolving loan payable in 2001 while $65.0 million is considered a short-term borrowing under the amended OCC credit facility. At June 30, 1997, there was $35.0 million of available borrowings under the amended OCC credit facility, subject to certain covenant restrictions.

     On March 23, 1997, Ascent entered into an amendment and restatement of its revolving credit facility with a bank (the "Ascent Amendment"). The Ascent Amendment provides, among other things, that the Ascent revolving credit facility will only be renewable for two additional one year options beyond October 7, 1997 if, prior thereto, Ascent has received not less than $50.0 million in proceeds from a new debt financing which is subordinated to the Ascent revolving credit facility; for the maximum amount available to be borrowed under the facility to be reduced from $200.0 million to $140.0 million; for the elimination of the $125.0 million limit on available borrowings under the facility prior to the receipt of NBA and NHL consents; that those financial covenants contained in the Ascent revolving credit facility related to the financial results of OCC will not be measured until year end 1997; for the $140.0 million of availability to be divided into a term loan of $50.0 million and a revolving facility of $90.0 million; and for amendments to certain other financial covenants. In addition, the failure of Ascent to commence construction on the Denver arena project (see Note 4) prior to August 31, 1997 is an event of default under the Ascent revolving credit facility.

     On August 12, 1997, Ascent obtained the bank's consent to (i) extend the time for the commencement of construction on the Denver arena project from August 31, 1997 to October 31, 1997 and (ii) extend the maturity date for the revolving credit facility from October 7, 1997 to October 31, 1997, still subject to Ascent obtaining not less than $50.0 million in subordinated indebtedness by October 9, 1997. Based on current market conditions, management of Ascent currently believes that Ascent will be successful in obtaining the additional subordinated debt by October 9, 1997. In addition, management currently believes that they will commence construction on the Denver arena project prior to October 31, 1997. However, there can be no assurances that other contingencies will not arise which could impact Ascent's ability to obtain this additional subordinated financing, that such financing will be available on terms acceptable to Ascent or that a final Arena Agreement (see note 4) with the City and County of Denver on the Denver arena project will have been reached or that Ascent will be able to commence construction on the Denver arena project by October 31, 1997. If Ascent were not able to obtain the additional subordinated financing or commence construction on the arena, Ascent could be required to refinance the Ascent Credit Facility which could require Ascent to sell assets. At June 30, 1997, there was $29.0 million of available borrowings under the Ascent revolving credit facility, subject to certain covenant restrictions.

7.   RELATED PARTY TRANSACTIONS AND AGREEMENTS WITH COMSAT

     During the three-month periods ended June 30, 1997 and 1996, Ascent paid COMSAT $245,000 and $0 respectively, in interest relating to intercompany obligations between the two entities. In addition, COMSAT has provided administrative services to Ascent pursuant to an Intercompany Services Agreement (the "Services Agreement"). The Services Agreement, which was amended in December 1996 to reflect a reduced level of services to be provided effective January 1, 1997, was terminated on June 27, 1997 in connection with the Distribution. Total charges incurred under this agreement were $90,000 and $1,000,000 for the six months ending June 30, 1997 and 1996, respectively.

     For the periods presented in these financial statements, Ascent has been a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent has prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering (see note 2). In conjunction with the SpectraVision transaction, Ascent's ownership in OCC decreased to approximately 57% and OCC began filing a separate return commencing on October 9, 1996. Taxes payable or receivable are settled with COMSAT annually. At June 30, 1997 and December 31, 1996, Ascent's federal income tax receivable from

COMSAT was $21,157,000 and $12,623,000, respectively. In conjunction with the Distribution (see note 2), the Company will no longer be part of COMSAT's consolidated tax group and accordingly, it may be unable to recognize tax benefits and will receive no cash payments from COMSAT for operating losses to be incurred subsequent to June 27, 1997.

     In connection with the Distribution, Ascent and COMSAT executed the Distribution Agreement, dated as of June 3, 1997. The Distribution Agreement provides, among other things, that COMSAT will distribute all of its holdings of Ascent common stock to COMSAT shareholders on a pro-rata basis. In addition, while COMSAT has received a ruling from the IRS that the Distribution will not be taxable to COMSAT or its shareholders, such a ruling is based on the representations made by COMSAT in the IRS ruling documents. Accordingly, in order to maintain the tax-free status of the Distribution, Ascent will be subject to the following restrictions under the Distribution
Agreement: (i) Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the ruling documents to be untrue in a manner which would have an adverse effect of the tax-free status of the Distribution; (ii) until the second anniversary of the Distribution, Ascent will continue the active conduct of its ANS satellite distribution, service and maintenance business; (iii) until the first anniversary of the Distribution, Ascent will not sell or otherwise issue to any person, or redeem or otherwise acquire from any person, any Ascent stock or securities exercisable or convertible into Ascent stock or any instruments that afford any person the right to acquire stock of Ascent; (iv) for six months after the Distribution, Ascent will not solicit any person to make a tender offer for stock of Ascent, participate in or support any unsolicited tender offer for stock of Ascent, or approve any proposed business combination or any transaction which would result in any person owning 20% or more of the stock of Ascent; (v) until the second anniversary of the Distribution, Ascent will not sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business; (vi) until the second anniversary of the Distribution, Ascent will not voluntarily dissolve or liquidate or engage in any merger, consolidation or other reorganization; and (vii) until the second anniversary of the Distribution, Ascent will not unwind the merger of ANS with and into Ascent in any way.

     The restrictions noted in items (ii) through (vii) above will be waived with respect to any particular transaction if either COMSAT or Ascent have obtained a ruling from the IRS in form and substance reasonably satisfactory to COMSAT that such transaction will not adversely affect the tax-free status of the Distribution, or COMSAT has determined in its sole discretion, exercised in good faith solely to preserve the tax-free status of the Distribution that such transaction could not reasonably be expected to have a material adverse effect on the tax-free status of Distribution, or, with respect to a transaction occurring at least one year after the Distribution, Ascent obtains an unqualified tax opinion in form and substance reasonably acceptable to COMSAT that such transaction will not disqualify the Distribution's tax-free status.

     Pursuant to the Distribution Agreement, Ascent will indemnify COMSAT against any tax related losses incurred by COMSAT to the extent such losses are caused by any breach by Ascent of its representations, warranties or covenants made in the Distribution Agreement. In turn, COMSAT will indemnify Ascent against any tax related losses incurred by Ascent to the extent such losses are caused by any COMSAT action causing the Distribution to be taxable. To the extent that tax related losses are attributable to subsequent tax legislation or regulation, such losses will be borne equally by COMSAT and Ascent.

8.   LITIGATION

     The Company and its subsidiaries are defendants, and may be potential defendants, in lawsuits and claims arising in the ordinary course of their businesses. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

9.  STOCKHOLDERS' EQUITY

     STOCKHOLDERS' RIGHTS' PLAN - On June 27, 1997 the Company's Board of Directors adopted a Rights Plan (the "Plan") and, in accordance with the Plan, declared a dividend of one preferred share purchase right for each outstanding share of Common stock, payable July 10, 1997 to stockholders of record on that date. The Plan is intended to enable all Ascent stockholders to realize the long term value of their investment in the Company. The Plan will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

     The rights become exercisable after a person or group acquires 15%, or more of the Company's common stock or announces an offer, the consummation of which would result in the ownership of 15% or more of the Company's common stock. Once exercisable, each right will entitle the holder (other than the person or group that has acquired 15% of the Company's shares) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01, at a price of $40.00, subject to adjustment. If a person or group acquires 15% or more of Ascent's outstanding Common stock, each right will entitle its holder to purchase a number of shares of the Company's Common stock having a market value of two times the exercise price of the right. In the event a merger or other business combination transaction is effected after a person or group has acquired 15 percent or more of the Company's Common shares, each right will allow its holder to purchase a number of the resulting company's common shares having a market value of two times the exercise price of the right.

     Following the acquisition by a person or group of 15% or more of the Company's common stock but prior to the acquisition of a 50% ownership interest, the Company may exchange the rights at an exchange ratio of one Common share per right. The Company may also redeem the rights at $.01 per right at any time prior to a 15% acquisition. The rights, which do not have voting power and are not entitled to dividends until such time as they become exercisable, expire on July 2007.

     STOCK OPTION PLANS - As discussed in Note 10 to the Company's 1996 financial statements, the Company had two stock incentive plans, the 1995 Key Employee Stock Plan (the "Key Employee Plan") and the 1995 Non-employee Directors Stock Plan. In order for the Distribution to be tax-free, the Distribution Agreement required Ascent to cancel substantially all of the outstanding options, and not to have any plans or agreements to issue stock. Therefore, in connection with the Distribution, the 1995 Non-employee Director's Stock Plan was terminated as it only provided for the issuance of stock and stock options. In addition, stock options previously granted under the Key Employee Plan (1,273,750 options) were canceled and, in exchange, option holders were issued stock appreciation rights ("SARs"), payable only in cash, with an exercise price equal to $9.53, based on the average trading price of the Ascent stock for five days commencing with the date of the Distribution. In addition, under the Key Employee Plan, 120,000 SARs were granted to certain officers and key employees of the Company in June 1997. The SAR's permit the optionee to surrender the SAR, in whole or in part, on any date that the fair market value of the Company's common stock exceeds the exercise price for the SAR and receive payment in cash. Payment would be equal to the excess of the fair market value of the shares reflected by the surrendered SAR over the exercise price for such shares. The change in value of SARs will be reflected in the Company's statement of operations based upon the market value of the stock. No expense was recorded for the SARs during the three months ended June 30, 1997. The SARs will vest over either a three year or five year period from the date of grant of the option for which they were exchanged. In June 1997, the Company also adopted the 1997 Non-employee Directors Stock Appreciation Rights Plan (subject to stockholder approval) pursuant to which each non-employee director was granted a SAR with respect to 100,000 shares of Ascent stock with a three year vesting period. The exercise price for the non-employee directors SARs is $8.27, the market price on the date of the Distribution.

10.  NEW ACCOUNTING PRONOUNCEMENTS

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

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to nonredeemable common stock by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the three and six-month periods ended June 30, 1997 and 1996, basic and diluted EPS would not have been different than fully diluted EPS currently reported for the periods.

11.  SUBSEQUENT EVENTS

     On July 24, 1997, OCC entered into an agreement with Skylink Cinema Corporation for the assignment of operating rights and the sale of assets associated with up to approximately 70,000 hotel rooms in the U.S. and Canada.

     On August 11, 1997, the Company entered in a license agreement with Fox Sports Rocky Mountain ("Fox Sports"), a partnership between Liberty Media Corporation and Fox News Corporation, for the local television rights (over-the-air and cable television) for the Nuggets and Avalanche. The license agreement with Fox Sports has a term of seven years, commencing with the 1997-1998 playing seasons, and significantly increases revenues to the Company from these rights over prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

     Certain of the statements in this report are forward-looking and relate to anticipated future operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the Company has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results. Accordingly, the following should be read in conjunction with the Consolidated Financial Statements (unaudited) included in this filing, and with the Consolidated Financial Statements, notes thereto, and Management Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for 1996, as previously filed with the Commission.


SEASONALITY AND VARIABILITY:

     The Company's businesses are subject to the effects of both seasonality and variability. Consequently, the operating results for the quarter and six months ended June 30, 1997 for each segment and line of business, and for the Company as a whole, are not necessarily indicative of the results for the full year.

     The MultiMedia Distribution segment revenues and primarily those of OCC are influenced principally by hotel occupancy rates, with higher revenues realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns.

     The Entertainment segment revenues are influenced by various factors. Revenues for the Nuggets and Avalanche correspond to the NBA and NHL playing seasons, which extend from the fall to late spring depending on the extent of each team's post-season playoff participation. Accordingly, the Company realizes the vast majority of its revenues from the Nuggets and the Avalanche during such period. Conversely, Beacon's revenues fluctuate based upon the delivery and/or availability of the films it produces, the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release and delivery dates for theatrical products are determined by several factors, including the distributor's schedule, the timing of vacation and holiday periods and competition in the market. Specifically, Beacon will deliver and release three motion pictures in the second half of 1997; AIR FORCE ONE, starring Harrison Ford, released on July 25, 1997; A THOUSAND ACRES, starring Michelle Pfeiffer and Jessica Lange is scheduled for delivery to its distributor and subsequent release in September 1997; and PLAYING GOD starring David Duchovny which has been delivered to certain of its distributors and is scheduled for release in October 1997. Accordingly, Beacon's revenues will significantly increase during the third and fourth quarters of 1997 as compared to the comparable periods of 1996 and prior years.

ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Revenues for the second quarter of 1997 were $87.6 million, an increase of $31.6 million or 56%, as compared to $56.0 million in revenues for the second quarter of 1996. This increase is primarily attributable to a $24.9 million increase in revenues at OCC within the Multimedia Distribution segment. The increase in revenues at OCC was due to a larger number of hotel rooms served, resulting primarily from the acquisition of SpectraVision assets in October 1996. The Entertainment segment reflected an increase in revenues of $6.7 million during the second quarter of 1997 from the comparable period in 1996. During the second quarter of 1997, Beacon generated revenues of $6.8 million primarily from the delivery of the motion picture "PLAYING GOD" to certain of its distributors. During the second quarter of 1996, Beacon had no movie releases and generated minimal revenues from prior movie releases. In addition, while the Colorado Avalanche realized increased revenues from their participation in the 1997 Stanley Cup playoffs in spite of two fewer home playoff games, these increases were substantially offset by declining revenues from the Denver Nuggets, primarily due to a decrease in attendance and two fewer home games during the quarter compared to the same period last year.

     Costs of services for the second quarter of 1997 were $70.0 million, an increase of $26.0 million or 59% compared to the second quarter of 1996. This increase is primarily attributable to an increase in cost of services at OCC due to the overall increase in the number of hotel rooms served by OCC, costs associated with the integration of SpectraVision and OCV and the increased expenses to operate OCC as a public company and, to a lesser degree, increased film amortization costs at Beacon and higher costs at the Denver Nuggets.

     Depreciation and amortization for the second quarter of 1997 was $25.2 million, an increase of $9.2 million or 57.5% compared to the second quarter of 1996. This increase is attributable to a higher installed room base and the resulting increase in depreciation at OCC combined with the incremental depreciation and amortization resulting from the assets acquired in connection with the SpectraVision acquisition in October 1996.

     General and administrative expenses for the second quarter of 1997 were $1.2 million, a decrease of $1.7 million or 58.6% compared to the second quarter of 1996. This decrease primarily reflects the reduction of approximately $.5 million in certain general and administrative service charges from COMSAT and the non-recurrence of moving, relocation and other travel costs incurred during the second quarter of 1996 of approximately $.7 million. Since January 1997, COMSAT has provided only limited administrative and support services to the Company.

     Other income increased by $.1 million in the second quarter of 1997 as compared to the same period last year. The increase in other income during the quarter is primarily attributable to the Company's recognition of operating losses of $.2 million during the second quarter of 1996 from its limited partnership investment in Elitch Gardens. Elitch Gardens, a Denver amusement park, was sold in October 1996.

     Interest expense increased $3.6 million in the second quarter of 1997 as compared to the second quarter of 1996. This increase is attributable to the additional borrowings incurred during 1996 and the first half of 1997 for capital expenditures, investment requirements (primarily the assumption of debt in the SpectraVision transaction) and the funding of operating requirements of Ascent and its subsidiaries.

     The Company recorded an income tax benefit of $1.9 million in the second quarter of 1997 as compared to an income tax benefit of $2.6 million in the second quarter of 1996. The Company's effective rate declined to 13.5% in the second quarter of 1997 from 30.0% during the second quarter of 1996. The decline in the Company's effective tax rate is attributable to the losses incurred by OCC during the second quarter of 1997, in which no tax benefit was recognized due to uncertainties regarding OCC's ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.

     Minority interest reflects the losses attributable to the minority interest in the Company's 57.1% owned subsidiary, OCC.

 SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Revenues for the six months ended June 30, 1997 were $177.5 million, an increase of $49.1 million or 38.2%, as compared to $128.4 million in revenues for the six months ended June 30, 1996. This increase is primarily attributable to a $46.8 million increase in revenues at OCC in the Multimedia Distribution segment. The increase in revenues at OCC was due to a larger number of hotel rooms served, resulting primarily from the acquisition of SpectraVision assets in October 1996. The Entertainment segment reflected an increase in revenues of $2.3 million during the six months ended June 30, 1997 from the comparable period in 1996. During the six months ended June 30, 1997, Beacon generated revenues of $6.8 million from the delivery of a motion picture to a distributor in contrast to revenues of $4.3 million generated in the first half of 1996 from the home video release of the motion picture, THE BABYSITTER'S CLUB. While the Avalanche realized increased revenues from regular season ticket and sponsorship sales as well as increased playoff revenues in spite of playing fewer home games, these increases were offset by declining revenues from the Denver Nuggets.

     Cost of services for the six months ended June 30, 1997 were $156.0 million, an increase of $53.6 million or 52.3% compared to the six months ended June 30, 1996. This increase is primarily attributable to an increase in cost of services at OCC due to the overall increase in the number of hotel rooms served by OCC, costs associated with the integration of SpectraVision and OCV and the increased expenses to operate OCC as a public company and, to a lesser degree, increased film amortization costs at Beacon and higher costs at the Colorado Avalanche and the Denver Nuggets.

     Depreciation and amortization for the six months ended June 30, 1997 was $50.5 million, an increase of $18.8 million or 59.3% compared to the six months ended June 30, 1996. This increase is attributable to a higher installed room base and the resulting increase in depreciation at OCC combined with the incremental depreciation and amortization of the intangible assets acquired in connection with the SpectraVision acquisition in October, 1996. In addition, the Colorado Avalanche had an increase in amortization of $.6 million from amortization of intangible assets acquired in the Team's acquisition in 1995.

     General and administrative expenses for the six months ended June 30, 1997 were $3.2 million, a decrease of $1.9 million or 37.3% compared to the six months ended June 30, 1996. This decrease primarily reflects the reduction of approximately $.8 million in certain general and administrative service charges from COMSAT, the non-recurrence of moving, relocation and other travel costs incurred during the second quarter of 1996 of approximately $.7 million offset by an increase in corporate personnel costs of $.3 million. Since January 1997, COMSAT has provided only limited administrative and support services to the Company.

     Other income (expense) improved by $.6 million in the six months ended
June 30, 1997 as compared to the same period last year. The improvement in other income during the quarter is primarily attributable to the Company's recognition of net operating losses of $.8 million during the six months ended June 30, 1996 from its limited partnership investment in Elitch Gardens. Elitch Gardens, a Denver amusement park, was sold in October 1996.

     Interest expense increased $6.7 million during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase is attributable to the additional borrowings incurred during 1996 and in the first half of 1997 for capital expenditures, investment requirements (primarily the assumption of debt in the SpectraVision transaction) and the funding of operating requirements of Ascent and its subsidiaries and an increase in financing costs as a result of the amendment to the Ascent credit facility in March 1997 (see Note 6 of Notes to the Condensed Consolidated Financial Statements.)

     The Company recorded an income tax benefit of $7.1 million during the six months ended June 30, 1997 as compared to an income tax benefit of $4.4 million in the six months ended June 30, 1996. The Company's effective rate declined to 16.9% in the six months ended June 30, 1997 from 29.9% during the six months ended June 30, 1996. The decline in the Company's effective tax rate is attributable to the losses incurred by OCC during the six months ended June 30, 1997, in which no tax benefit was recognized due to uncertainties regarding OCC's ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.

     Minority interest reflects the losses attributable to the minority interest in the Company's 57.1% owned subsidiary, OCC.

SEGMENT OPERATING RESULTS

     As discussed in Note 13 to the Company's 1996 Consolidated Financial Statements, Ascent reports operating results in two segments: multimedia distribution and entertainment. Results by segment and certain information regarding the pay-per-view customer base are as follows:

                                                              THREE MONTHS       SIX-MONTHS
                                                             ENDED JUNE 30,    ENDED JUNE 30,

                                                             1997     1996     1997      1996
                                                            -----    ------   ------    ------
INCOME STATEMENT DATA:                                            (dollars in millions)
Revenues:
  Multimedia Distribution (1).........................      $61.2     $36.3   $118.3    $ 71.5
  Entertainment.......................................       26.4      19.7     59.2      56.9
                                                            -----    ------   ------    ------
  Total Revenues......................................      $87.6     $56.0   $177.5    $128.4
                                                            -----    ------   ------    ------
                                                            -----    ------   ------    ------

Operating Income (Loss):
  Multimedia Distribution.............................      $(3.4)    $ 1.9   $(13.0)   $  4.1
  Entertainment.......................................       (4.2)     (6.0)   (16.0)     (9.9)
  General & Administrative............................       (1.2)     (2.7)    (3.2)     (5.0)
                                                            -----    ------   ------    ------
     Total............................................      $(8.8)    $(6.8)  $(32.2)   $(10.8)
                                                            -----    ------   ------    ------
                                                            -----    ------   ------    ------

OTHER DATA:

EBITDA (2):
  Multimedia Distribution.............................      $18.7     $15.1   $ 30.4    $ 29.8
  Entertainment ......................................       (1.1)     (3.2)    (8.9)     (3.9)
  General & Administrative............................       (1.2)     (2.8)    (3.2)     (5.0)
                                                            -----    ------   ------    ------
     Total EBITDA.....................................      $16.4     $ 9.1   $ 18.3    $ 20.9
                                                            -----    ------   ------    ------
                                                            -----    ------   ------    ------

Capital Expenditures:
  Multimedia Distribution.............................      $24.4     $17.9   $ 44.5    $ 39.9
  Entertainment.......................................         .4       1.8       .6       8.7
                                                            -----    ------   ------    ------
  Total Capital Expenditures..........................      $24.8     $19.7   $ 45.1    $ 48.6
                                                            -----    ------   ------    ------
                                                            -----    ------   ------    ------

Room Data:
  Number of guest-pay rooms (at end of period):
  On Demand...........................................                       733,000   419,000
  Schedule Only.......................................                       188,000        --
                                                                             -------   -------
       Total..........................................                       921,000   419,000
                                                                             -------   -------
                                                                             -------   -------

(1) Includes $20.1 million and $38.2 million in movie revenues from SpectraVision for the three and six month periods ended June 30, 1997, respectively. The results of operations for the three and six month periods ended June 30, 1997 include the results from SpectraVision assets which were acquired on October 8, 1996. See Note 3 of Notes to the Condensed Consolidated Financial Statements.

(2) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating cash flow or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Liquidity and Capital Resources.

MULTIMEDIA DISTRIBUTION

     The Multimedia Distribution segment includes the results of OCC and ANS. The segment's second quarter revenues for 1997 increased $24.9 million, or 69% over last year's second quarter. Year-to-date revenues for the Multimedia Distribution segment increased $46.8 million over the first half of 1996. OCC's revenues grew $46.8 million during the first half of 1997 due to the growth in total rooms served by OCC from approximately 419,000 rooms on June 30, 1996 to 921,000 rooms on June 30, 1997. This growth in rooms is primarily attributable to the acquisition of the SpectraVision assets as well as the continued growth of the OCV installed room base. Movie revenues from the SpectraVision acquired assets were approximately $20.1 million during the second quarter of 1997 and approximately $38.2 million during the six months ended June 30, 1997. ANS's revenues for the second quarter of 1997 and six months ended June 30, 1997 were similar to the comparable periods in 1996.

     Operating losses for this segment increased by $5.3 million and $17.1 million for the second quarter and first half of 1997, respectively. The increase in the operating loss during the second quarter of 1997 is attributable to increased depreciation expense due to the significant capital expenditures made by OCV during the past twelve months as it increased its installed room base, the increased depreciation of SpectraVision in-room assets due to the planned conversion to OCV equipment and amortization of goodwill arising from the SpectraVision transaction. The increase in operating losses for the first half of 1997 is impacted by the unexpected failure on January 11, 1997 of the Telstar 401 Satellite, which delivered pay-per-view programming to approximately 970 SpectraVision hotel customers. While service was restored to all hotels within a month, the loss of revenue and costs associated with this loss of service resulted in a decrease in operating income of approximately $3.0 to $4.0 million during the first quarter of 1997.

     EBITDA of the Multimedia Distribution segment for the second quarter of 1997 increased by $3.6 million and $.6 million for the second quarter and first half of 1997, respectively as compared to the same periods last year. This increase in EBITDA in the second quarter of 1997 is primarily attributable to the higher installed room base at OCV combined with the conversion of SpectraVision rooms to OCV equipment, which has lower operating costs. The minimal increase in EBITDA for the first half of 1997 is primarily attributable to the losses arising from the satellite failure during the first quarter of 1997 as discussed above.

     Capital expenditures for the segment increased by $6.5 million and $4.6 million for the second quarter and first half of 1997 as compared to the same periods last year. This increase in capital expenditures is primarily attributable to conversions of SpectraVision customer rooms to OCV systems and to a lesser extent, the installation of OCV equipment for new hotel customers.

ENTERTAINMENT

     The Entertainment segment includes the results of the Nuggets, the Avalanche, and Beacon. Revenues of the Entertainment segment for the second quarter of 1997 increased by $6.7 million, or 34%, over the same quarter last year. This increase in revenues is attributable to higher revenues from Beacon. During the second quarter of 1997, Beacon generated revenues of $6.8 million from the delivery of the motion picture "PLAYING GOD" to certain of its distributors. During the second quarter of 1996, Beacon had no movie releases and generated minimal revenues from prior movie releases. While the Avalanche realized increased revenues from ticket, corporate and arena sales of $.9 million in the second quarter of 1997 as compared to the same period in 1996 in spite of two fewer home playoff games, these increases were offset by declining revenues of $1.1 million from the Nuggets during this same period. Year-to-date revenues for the Entertainment segment increased $2.3 million over the first half of 1996. This increase is primarily attributable to a net increase in Beacon year-to-date 1997 revenues of $2.6 million. Whereas, in the first quarter of 1996, Beacon generated revenues of $4.3 million from the home video release of the motion picture, "THE BABYSITTERS CLUB", no such revenues were realized during the first half of 1997. This decrease partially offsets the revenues of $6.8 million recognized from the delivery of "PLAYING GOD" in the second quarter of 1997. While the Avalanche realized increased revenues from regular season ticket and sponsorship sales as well as increased playoff revenues in spite of playing fewer home games, these increases were offset by declining revenues from the Denver Nuggets.

     Operating losses for this segment decreased by $1.8 million during the second quarter of 1997 as compared to the same period last year. The decreased loss is primarily attributable to the improved operating margins from the Avalanche's 1997 playoff participation partially offset at the Nuggets by higher operating costs and lower revenues. The year-to-date operating loss has increased by $6.1 million as compared to the first half of 1996. The increased loss is attributable to the operating losses incurred by the Avalanche and the Nuggets caused by higher operating costs (principally players' salaries) at the Avalanche and lower revenues and higher operating costs (principally coaches' salaries) at the Nuggets.

     EBITDA for the Entertainment segment increased by $2.1 million during the second quarter of 1997 as compared to the same period last year. Once again, this increase primarily reflects the increased playoff operating margins realized by the Avalanche offset by the higher costs and lower revenue at the Nuggets. The year-to-date EBITDA for Entertainment has decreased by $5.0 million as compared to the first half of 1996. This decrease is primarily attributable to the increased operating losses incurred by the Avalanche and the Nuggets as previously discussed.

     Capital expenditures for the Entertainment segment decreased by $1.4 million and $8.1 million for the second quarter and first half of 1997 as compared to the same periods last year. These decreases are primarily attributable to lower spending on the Arena project.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash during the six months ended June 30, 1997 were cash from operating activities of $22.2 million, borrowings under the Company's credit facilities of $33.0 million and the collection of $1.4 million on notes and other long-term receivables. Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth, primarily at OCC. Specifically, capital expenditures of $43.9 million were made by OCC for the continuing installation of on-demand systems. In addition, $3.1 million of film expenditures was incurred by Beacon to develop, produce and acquire rights for film properties.

     The Company's negative working capital position increased by $31.8 million from December 31, 1996 to June 30, 1997. This is primarily attributable to an increase in short-term debt of $33.0 million used mainly for the acquisition of long-term assets of $45.1 million.

     The Company and OCC have access to short-term financing under their respective amended credit facilities. (See Note 6 of Notes to the Condensed Consolidated Financial Statements). Based on the borrowings outstanding at June 30, 1997, Ascent has $29.0 million available under the Ascent Credit Facility and OCC has $35.0 million in available borrowings under the OCC Credit Facility, subject to certain covenant restrictions.

     The Amended Ascent Credit Facility, as modified by the bank consent dated August 12, 1997 (see Note 6 of notes to the Condensed Consolidated Financial Statements) provides, among other things, that (i) the facility will only be renewable for two additional one year options beyond October 31, 1997 if Ascent has received not less than $50.0 million in proceeds from a new debt financing which is subordinated to the Ascent Credit Facility prior to October 9, 1997, and (ii) that Ascent has commenced construction on the Denver arena project by October 31, 1997. Based on current market conditions, management of Ascent currently believes that Ascent will be successful in obtaining the additional subordinated debt by October 9, 1997. In addition, management currently believes that the Company will commence construction on the Denver arena project prior to October 31, 1997. However, there can be no assurances that other contingencies will not arise which could impact Ascent's ability to obtain the additional subordinated financing, that such financing will be available on terms acceptable to Ascent or that Ascent will commence construction on the arena by October 31. If Ascent were not able to obtain the additional subordinated financing or commence construction on the arena, Ascent may be required to refinance the Ascent credit facility which could require Ascent to sell assets.

     The Company's cash requirements through the remainder of 1997 are expected to include (i) the continuing installation by OCC of on-demand systems, (ii) an investment in the new arena and entertainment complex in Denver for use by the Nuggets and Avalanche, (iii) funding the development, production and/or acquisition of rights for motion pictures at Beacon, (iv) funding the operating requirements of Ascent and its subsidiaries, and (v) the payment of interest under the Ascent and OCC credit facilities. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC Credit Facility. The Company anticipates capital expenditures in connection with the continued installation by OCC of on-demand service will be approximately $38-$40 million during the remainder of 1997. In connection with the construction of the new arena in Denver, the Company plans to limit its equity participation in the project to expenditures totaling approximately $20-$25 million, of which approximately $13.1 million has been incurred through June 30, 1997. However, depending upon the timing of the closing of the arena financing and the ground breaking for construction, the Company may fund additional expenditures in the second half of 1997 in excess of its anticipated equity participation. Beacon's cash requirements with respect to the funding of its current movie productions are expected to consist of expenditures totaling approximately $17 to $19 million during the third and fourth quarters of 1997, $15.1 million of which was incurred during July. Cash requirements with respect to the funding of additional productions at Beacon will be dependent upon the number, nature and timing of the projects that the Company determines to pursue during the second half of 1997. To fund Beacon's productions, the Company expects to utilize Beacon's domestic distribution agreement with Universal Pictures when appropriate, and/or pre-sell a portion of the international distribution rights to help fund motion picture costs.

     Management of the Company believes that available cash and funds available under the amended Ascent and OCC credit facilities together with the anticipated $50.0 million in proceeds from the subordinated debt financing, the anticipated proceeds from the $15.0 million investment from Liberty in the Denver arena project (see Note 4 of Notes to the Condensed Consolidated Financial Statements), and anticipated operating lease financing at OCC will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements through the remainder of 1997.

     A number of factors could cause Ascent's funding requirements to differ materially from those projected, including, but not limited to, the ability of Ascent to obtain the $50.0 million in additional subordinated debt financing by October 9, 1997, the availability of the $15.0 million investment in the arena by Liberty, the operating performance of Ascent's subsidiaries, the level of ticket sales and other revenues by Ascent's professional sports franchises, the timing of film productions and releases, the timing of payments under the Company's television rights agreement with Fox Sports Rocky Mountain, the timing of distributions from SONY Pictures Entertainment and Walt Disney Company from the movie "AIR FORCE ONE" and other movies scheduled to be delivered and/or released during the second half of 1997 and other market conditions.

     As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT, (see Note 7 of Notes to Condensed Consolidated Financial Statements) terminated the Corporate Agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. As a result, Ascent's financial leverage may increase in the future for numerous reasons, including the proposed financing of the Denver arena project. Such an increase in debt is subject to the resolution of the bank financing issues discussed above. In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution. Among the restrictions, Ascent will not be allowed to sell, purchase or otherwise acquire stock or instruments which afford a person the right to acquire the stock of Ascent until one year after the date of the Distribution. Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize tax benefits and will not receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during the second half of 1997.

     PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          The Company and its subsidiaries are defendants and may be potential defendants in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

ITEM 2.   CHANGE IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. An annual meeting of stockholders of Ascent was held on May 13, 1997 for the following purposes:

               1. Election of two Class II directors, one Class I director and one Class III director.
               2.   Appointment of independent public accountants.
               3. Action on such other matters as may properly come before the meeting.

          b.   The directors which were elected at the meeting are as follows:

               CLASS II

               Charles M. Neinas
               Robert G. Schwartz

               CLASS I

               Allen E. Flower

               CLASS III

               Charles M. Lillis

          Other directors, of the Company, whose term of office continued after the meeting are as follows:

               Edwin I. Colodny
               Charles Lyons

          c. In connection with matters voted on at the Annual meeting, the following results were obtained:

          1.  ELECTION OF DIRECTORS

                                     For      Against   Withheld  Abstentions
                                  ----------  -------   --------  -----------
              Charles M. Neinas   29,232,894      0         908        0
              Robert G. Schwartz  29,232,894      0         908        0
              Allen E. Flower     29,227,794      0       6,008        0
              Charles M. Lillis   29,232,794      0       1,008        0

          APPOINTMENT OF DELOITTE & TOUCHE, LLP AS INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                   29,233,01      0         682      107

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBIT

          No.  3.1  Amended and Restated Bylaws of Ascent Entertainment Group,
                    Inc. as of June 27, 1997. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997).

          No.  4.1  Rights Agreement, dated as of June 27, 1997, between Ascent
                    Entertainment Group, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997).

          No. 10.1 Amended and Restated Employment Agreement by and between Ascent Entertainment Group, Inc. and Charles Lyons. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997).*

          No. 10.2 Amended and Restated Employment Agreement by and between Ascent Entertainment Group, Inc. and James A. Cronin, III. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997).*

          No. 10.3 Employment Agreement by and between Ascent Entertainment Group, Inc. and Arthur M. Aaron. (Incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997).*

          No. 10.4 Employment Agreement by and between Ascent Entertainment Group, Inc. and David A. Holden. (Incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997).*

          No. 10.5 Distribution Agreement between Ascent and COMSAT dated June 3, 1997. (Incorporated by reference to Exhibit 10(a) to the Company's current report on Form 8-K filed on June 18,
                    1997).

          No. 10.6 Tax Disaffiliation Agreement between Ascent and COMSAT dated June 3, 1997. (Incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K filed on June 18,
                    1997).

          No. 10.7 Purchase and Sale Agreement dated May 7, 1997, between Denver Arena Company, LLC and Southern Pacific Transportation Company relating to the purchase of land for the construction of the arena.

          No. 10.8 Ascent Entertainment Group, Inc. 1997 Directors and Executives Deferred Compensation Plan.*

          No. 27.0  Financial Data Schedule

          No. 99.1 Ascent Entertainment Group, Inc. Press Release dated August 13, 1997 concerning the Memorandum of Understanding between Ascent and the City and County of Denver regarding the Denver arena project.

          No. 99.2 Ascent Entertainment Group, Inc. Press Release dated August 13, 1997 concerning an investment in the arena project by Liberty and a television rights agreement with Fox Sports Rocky Mountain.

          -------------------
          *   Indicates compensatory plan or arrangement.

          (B)    REPORTS ON FORM 8-K:

          1. The Registrant filed with the Commission on June 18, 1997 a Form 8-K describing its issuance of a press release reporting the announcement that COMSAT Corporation (COMSAT) would complete its distribution of its ownership interest in Ascent to COMSAT shareholders.

          2. The Registrant filed with the Commission on July 8, 1997 a Form 8-K (as amended by a Form 8-KA filed on July 11, 1997) which (i) confirmed the consummation of COMSAT Corporation's distribution of its 80.67% ownership interest in Ascent (ii) the resignation of two COMSAT directors from the Ascent Board and the election of three new Board Members, (iii) the adoption of a Rights Agreement and the declaration of dividend of a preferred share purchase right and (iv) disclosed certain employment agreements with certain officers of the Company.

          3. The Registrant filed with the Commission on July 28, 1997 a Form 8-K which (i) described its issuance of a press release reporting its second quarter 1997 financial results and (ii) described a financial model that could be used to estimate Ascent's possible financial results from the film AIR FORCE ONE.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

ASCENT ENTERTAINMENT GROUP, INC.


By:  /s/ David A. Holden
     David A. Holden
     Controller

Date:  August 14, 1997


19