Form 10-Q
period 1997-09-30
ASCENT ENTERTAINMENT GROUP INC
filed 1997-11-14
CIK 1002666

11/13/97
                                                                         3:03 PM




               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

                              or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from n/a to n/a

               Commission File Number 0-27192

                ASCENT ENTERTAINMENT GROUP, INC.
     (Exact name of registrant as specified in its charter)


                  Delaware                        52-1930707
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

                        One Tabor Center
               1200 Seventeenth Street, Suite 2800
                     Denver, Colorado  80202
             (Address of principal executive office)

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



     The number of shares outstanding of the Registrant's Common Stock as of September 30, 1997 was 29,755,600 shares.


11/13/97
3:03 PM

                                                        3:03 PM

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
                ASCENT ENTERTAINMENT GROUP, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                  SEPTEMBER 30, DECEMBER 31,
                                       1997     1996
                                        ----    ----
                                   (Unaudited)
                      ASSETS
                        -----
CURRENT ASSETS:
 Cash and cash equivalents .......  $ 18,419 $  3,963
 Receivables, net  ...............    57,512   54,695
 Prepaid expenses ................    20,336   11,247
 Current portion of film inventory    15,922      -
 Deferred income taxes ...........     5,409    3,580
 Income taxes receivable (Note 7)      8,798   12,623
 Other current assets  ...........     1,770    2,759
                                       -----    -----

         Total current assets.....   128,166   88,867
                                     -------   ------

Property and equipment, net.......   311,759  301,498
Goodwill, net.....................   124,501  132,805
Franchise rights, net.............    98,577  102,189
Film inventory, net (Note 5)......    30,797   76,234
Investments.......................     7,226    9,150
Other assets, net.................    33,805   31,899
                                      ------    -----

TOTAL ASSETS .....................  $734,831 $742,642
                                     =======  =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       -------------------------------------

CURRENT LIABILITIES:
 Short-term borrowings (Note 6) ..  $192,000 $143,000
 Accounts payable ................    19,113   19,992
 Deferred income .................    50,782   81,942
 Income taxes payable ............     4,202    6,970
 Payable to COMSAT (Note 7) ......       541    4,662
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
 Other accrued liabilities .......    58,949   38,629
                                      ------    ------

  Total current liabilities ......   325,587  295,195

Long-term debt (Note 6)...........    50,000   50,000
Other long-term liabilities.......    13,004   14,645
Deferred income taxes.............     7,716    5,742
                                      ------    -----

   Total liabilities .............   396,307  365,582

Minority interest (Note 3)........    97,661  107,475


STOCKHOLDERS' EQUITY (Note 9):
 Preferred stock, par value $0.1
  per share,5,000,000 shares
  authorized, none outstanding                      _        _
   Common stock, par value $.01
  per share,60,000,000 shares
  authorized; 29,755,600 and
  29,754,000 issued and
  outstanding.....................       297      297
 Additional  paid-in capital .....   307,588  307,569
 Accumulated deficit .............   (68,387) (39,633)
 Other ...........................     1,365    1,352
                                       ------   ------
  Total stockholders' equity .....   240,863  269,585
                                     -------  -------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY............................  $734,831 $742,642
                                    ========  =======
ee accompanying notes to these condensed consolidated financial statements.

11/13/97
3:03 PM

                                                                        11/13/97
                                                                         3:03 PM

                   ASCENT ENTERTAINMENT GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                         THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPT
                              1997      1996        1997     1996
                               ----      ----        ----     ----

REVENUES.................     $141,034  $40,248   $318,714  $169,501
                               -------   ------    -------  --------

OPERATING EXPENSES:
 Cost of services .......      110,245   27,841    266,463    131,059
 Depreciation and
   amortization..........       25,141   16,939     75,689     48,637
 General and administrative      2,769    2,599      5,921      7,723
                                 -----    -----      -----      -----
      Total operating
        expenses.........      138,155   47,379    348,073    187,419
                               -------   ------    -------    -------

Operating income (loss)..        2,879   (7,131)   (29,359)   (17,918)

Other income, net........          390      728        789        491
Interest expense.........       (6,042)  (2,282)   (16,329)    (5,904)
                                -------  ------     ------      ------
Loss before taxes and
     minority interest...       (2,773)  (8,685)   (44,899)   (23,331)
Income tax (expense) benefit    (1,223)   2,702      5,907      7,081
                                ------   ------     ------     -------

Loss before minority
     interest............       (3,996) (5,983)    (38,992)   (16,250)
Minority interest in (income)
     loss of subsidiary,
     net of taxes........        2,635     (52)     10,237       (316)
                                 ------    ----     ------        ----

NET  LOSS................     $ (1,361) $(6,035)  $(28,755) $ (16,566)
                                ======    ======   ========    =======

NET LOSS PER COMMON SHARE     $   (.04) $  (.20)  $   (.97) $    (.56)
                               =======    =======    =======  ========

Weighted average number of
     common shares outstanding  29,756   29,752     29,755     29,752
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
                                ======   ======    =======     ======

See accompanying notes to these condensed consolidated financial statements.

11/13/97
3:03 PM

                                                                        11/13/97
                                                                         3:03 PM

           ASCENT ENTERTAINMENT GROUP, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED)
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    NINE MONTHS ENDED SEPTEMBER 30,
                                        1997                 1996
                                         ----                -----
OPERATING ACTIVITIES:
  Net loss ..............             $  (28,755)      $  (16,566)
   ......................
  Adjustments for non-cash
   expenses:
     Depreciation and amortization        75,689           48,637
     Amortization of film
        inventory........                 68,888            5,380
     Provision for loss on
        investment.......                    129            1,800
     Changes in operating assets
        and liabilities..                (67,583)         (10,972)
                                          -------          ------
    Net cash provided by operating
       activities .......                 48,368           28,279
                                         -------           -------

INVESTING ACTIVITIES:

  Proceeds from note receivable            2,189            2,900
  Purchase of property and
     equipment...........                (68,293)         (73,421)
  Net expenditures for film
     production costs....                (19,233)         (33,432)
  Investments in unconsolidated
     business............                   -              (4,125)
  Distributions from partner-
     ships and joint ventures                505              -
  Proceeds from sale of
     investment..........                  1,920            1,892
                                           ------          ------


  Net cash used in investing
     activities..........                (82,912)        (106,186)
                                          -------         --------


FINANCING ACTIVITIES:
  Repayment of long-term debt                -               (208)
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
  Net short-term borrowings               49,000           68,000
  Other .................                    -                576
                                          ------            ------
  Net cash provided by financing
    activities...........                 49,000           68,368
                                          -------          ------


NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS....                 14,456          (9,539)




CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD.....                  3,963          11,012
                                          ------          ------


CASH AND CASH EQUIVALENTS, END
 OF PERIOD...............             $   18,419       $   1,473
                                         =======          ======

SUPPLEMENTAL CASH FLOW
 INFORMATION:
     Interest paid.......             $   11,454       $   5,534
                                         =======          ======


     Income taxes paid...             $      262       $     414
                                         =======         =======




NON-CASH INVESTING AND FINANCING
 ACTIVITY:
     Reversal of accrual made
     in OCC purchase price
     allocation..........             $ 3,000                 _
                                      =======            =======



See accompanying notes to these condensed consolidated financial statements.

11/13/97
3:03 PM

                                                                        11/13/97
                                                                         3:03 PM

                 ASCENT ENTERTAINMENT GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.GENERAL

  The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1996 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain fiscal 1996 amounts have been reclassified to conform with the fiscal 1997 presentation. Such reclassifications had no effect on net income or stockholders' equity.


2.Organization and Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Corporation ("OCC"), the Denver Nuggets Limited Partnership (the _Nuggets"), the Colorado Avalanche LLC (the _Avalanche"), Beacon Communications Corp. ("Beacon") and the Ascent Arena Company, LLC (the _Arena Company_). Ascent Network Services, Inc. (_ANS_), formerly a wholly owned subsidiary of Ascent, was merged into Ascent and became an operating division of Ascent on May 30, 1997. Significant intercompany transactions have been eliminated.

  Ascent executed an initial public offering (the _Offering_) of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation (_COMSAT_). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. In addition, Ascent's relationship with COMSAT was governed by three agreements entered into in connection with the Offering; an Intercompany Services Agreement, a Corporate Agreement and a Tax Sharing Agreement.

  On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the _Distribution_). Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement, both dated as of June 3, 1997 (see Note 7) in connection with the Distribution. Ascent and COMSAT also terminated the Intercompany Services Agreement and Corporate Agreement entered into in 11/13/97
3:03 PM

                                                                        11/13/97
                                                                         3:03 PM
connection with the Offering resulting in, among other things, the termination of the restriction on Ascent's incurring indebtedness without the consent of COMSAT. As a result of the Distribution, Ascent became an independent publicly held corporation. All costs incurred by Ascent which are directly associated with the Distribution have been charged to expense.

3.     BUSINESS COMBINATION

  As discussed in Note 2 to the Company's 1996 consolidated financial statements, effective October 8, 1996, Ascent through its newly formed subsidiary, OCC, acquired the assets, properties and certain liabilities of SpectraVision, Inc., a leading provider of in-room video entertainment services to the lodging industry. Prior to the acquisition of SpectraVision, On Command Video Corporation (_OCV_), formerly an 84% owned subsidiary of Ascent, was merged with a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and an of Merger. Ascent owns approximately 57% of the common stock of OCC as of September 30, 1997. The acquisition of SpectraVision has been accounted for under the purchase method and, accordingly, the results of operations of SpectraVision are included in the consolidated financial statements from the date of the acquisition.

4.   DENVER ARENA PROJECT

  As discussed in Note 4 to the Company's 1996 consolidated financial statements, on March 28, 1996, the Company entered into an agreement with The Anschutz Corporation ("TAC") pursuant to which the Company purchased all of TAC's interests in the proposed arena development project in Denver and related goodwill, rights, plans, specifications, drawings, contracts, relationships, approvals, permits and other work product of every kind that had been generated by the efforts of TAC and Ascent with respect to the proposed arena (the "Arena Assets"), and TAC agreed to use reasonable efforts to facilitate the development and construction of the proposed arena. Ascent and TAC had worked together on the proposed arena development from early 1994 until September 1995. In consideration for TAC's interest in the Arena Assets and its agreement to facilitate development of the proposed arena, Ascent paid TAC $6,600,000 in cash. On a non-interest bearing basis, Ascent also agreed to pay TAC an additional $5,000,000 and grant a paid-up suite license, contingent on completion of construction and occupancy of the proposed arena.

  On May 7, 1997, the Company entered into a Land Purchase Agreement (the _Agreement_) with Southern Pacific Transportation Company ("SPT") pursuant to which the Company would purchase approximately 49 acres in Denver as the site for the proposed arena for a purchase price of $20,000,000. The Agreement is similar to the previously expired agreement between SPT and the Company. Pursuant to the Agreement, the closing of the land purchase needs to occur on or before August 31, 1997 and consummation of the transaction is subject to several conditions, including obtaining satisfactory financing. In connection with the Agreement, the Company paid SPT an earnest money deposit of $750,000, which will be credited against the purchase price at closing. The Agreement also provides for SPT to effect a state-approved environmental clean-up plan on the site, and to provide continuing partial indemnification with regard to certain environmental
11/13/97
3:03 PM

 11/13/97
liabilities.   Subsequently, the Company has amended the Agreement to extend the final date for closing of the land purchase first to October 31, 1997 and then to November 14, 1997.  In connection with these extensions, the
Company paid SPT non-refundable deposits totaling $410,000.   On November 14,
1997, the Company purchased the land pursuant to the Agreement as amended.

  In connection with the proposed arena, on November 13, 1997, the Company entered into a definitive agreement (the _Arena Agreement_) with the City and County of Denver (the _City_), the effectiveness of which is subject to the satisfaction of certain conditions prior to December 15, 1997. The
Arena Agreement provides for Ascent to construct, own and manage a new arena in the city through its subsidiary, the Arena Company. The Arena Agreement also provides for the release of the Nuggets and Avalanche from their existing leases at the City's current arena, McNichols Arena, upon the completion of the new arena. In addition, upon completion of the new arena, Ascent is to transfer to the City the land associated with the arena and the City will lease the land back to Ascent for a 25 year term. At the end of such term the City will contribute the land back to Ascent.

  On November 14, 1997, Liberty Denver Arena, LLC (_LDA_) a subsidiary of Liberty Media Corporation, invested $15,000,000 in the Arena Company. In connection with such investment, upon consent of the NBA and NHL, LDA will receive an ownership interest in the Arena Company that includes an interest in capital and a profits interest of approximately 6.5% representing the right to receive distributions from the Arena Company measured by reference to each of the Nuggets and Avalanche. LDA will not have any management or operating rights with respect to the Arena Company, the Nuggets or the Avalanche. Prior to receipt of the league consents, LDA will have a 50% interest in the Arena Company, and, if the consents are not received, then after June 30, 1998, LDA may require Ascent to purchase, and Ascent may require LDA to sell, LDA's interest in the Arena Company for $15,000,000, plus interest. If Ascent purchases LDA's interest as set forth in the prior sentence, the purchase price for LDA's interest may be paid, at the election of Ascent, in either cash or common stock of Ascent, or some combination thereof.

5.  FILM INVENTORY

  Film inventory consists of the following at September 30, 1997 and December 31, 1996:

                                 1997      1996
                                ----       -----
                                 (in thousands)

  Films released, less
     amortization_____        $28,441   $ 3,382
  Films in process and
     development_____          13,422    69,732
  Development_____________      4,856     3,120
                               -------   -------


       Total film inventory__ $46,719   $76,234
                              =======    =======

11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM




6.NOTES PAYABLE AND LONG-TERM DEBT

   On March 23, 1997, OCC entered into an amendment to its revolving credit facility with a bank (the _OCC Amendment_). Under the OCC Amendment, the amount available under the OCC revolving credit facility was increased from $125.0 million to $150.0 million, and certain other terms were amended to clarify such terms. At September 30, 1997, $50.0 million was outstanding as a long-term revolving loan payable in 2001 while $77.0 million is considered a short-term borrowing under the OCC Amendment. At September 30, 1997, there was $23.0 million available for future borrowings under the OCC Amendment, subject to certain covenant restrictions.

   On March 23, 1997, Ascent entered into an amendment and restatement of its revolving credit facility with a bank (the _Ascent Amended Facility_). The
Ascent Amended Facility provides, among other things, that the Ascent revolving credit facility will only be renewable for two additional one year options beyond October 7, 1997 if, prior thereto, Ascent has received not less than $50.0 million in proceeds from a new debt financing which is subordinated to the Ascent Amended Facility; for the maximum amount available to be borrowed under the facility to be reduced from $200.0 million to $140.0 million;
for the elimination of the $125.0 million limit on available borrowings under the facility prior to the receipt of NBA and NHL consents; that those financial covenants contained in the Ascent Amended Facility related to the financial results of OCC will not be applicable until December 31, 1997; for the $140.0 million of availability to be divided into a term loan of $50.0 million and a revolving facility of $90.0 million; for the failure of Ascent to commence construction on the new arena (see Note 4) prior to August 31, 1997 to be an event of default; and for amendments to certain other financial covenants.

   On August 12, 1997, Ascent obtained the bank's consent to (i) extend the time for the commencement of construction on the new arena from August 31, 1997 to October 31, 1997 and (ii) extend the maturity date for the revolving credit facility from October 7, 1997 to October 31, 1997, still subject to Ascent obtaining not less than $50.0 million in subordinated indebtedness by October 9, 1997. On October 9, 1997 the Company reached agreement with the bank to extend the date by which Ascent has to raise additional debt financing to December 31, 1997. After raising the additional debt financing, Ascent would be able to renew its current facility for up to two more years after December 31, 1997. On
October 9, 1997, Ascent's lender also agreed to the extension of the maturity date based on progress in Ascent's efforts to raise financing through a private placement offering which is expected to raise significantly in excess of $50.0 million in proceeds. Pursuant to the Ascent Amended Facility, the amount available thereunder would be decreased by an amount equal to the excess over $50.0 million raised. In consideration for the bank to extend the credit facility beyond two years, Ascent is considering even a larger decrease in the amount to be available under the credit facility.

11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
   On October 31, 1997, Ascent obtained the bank's consent to extend the October 31, 1997 deadline for commencing construction on the new arena to November 30, 1997. Ascent management currently believes that construction will commence before the November 30, 1997 deadline. Based on current market conditions, management of Ascent believes that the Company will be successful in obtaining the required funds through additional debt financing by December
31, 1997 although there can be no assurances that conditions will not change or that other contingencies will not arise which could impact Ascent's ability to raise the additional debt financing or that such financing will be available on terms acceptable to Ascent. Accordingly, Ascent could be required to refinance the Ascent Amended Facility which could require Ascent to sell assets. At September 30, 1997, $25.0 million was available for future borrowings under the Ascent Amended Facility, subject to certain covenant restrictions.

7.  RELATED PARTY TRANSACTIONS AND AGREEMENTS WITH COMSAT

   During the nine-month periods ended September 30, 1997 and 1996, Ascent paid
COMSAT $245,000 and $0 respectively, in interest relating to intercompany obligations between the two entities. In addition, COMSAT provided administrative services to Ascent pursuant to an Intercompany Services Agreement
(the _Services Agreement_).  The Services Agreement, which was amended in
December 1996 to reflect a reduced level of services to be provided effective
January 1, 1997, was terminated on June 27, 1997 in connection with the Distribution. Total charges incurred under this agreement were approximately
$173,000 and $1,500,000 for the nine months ended September 30, 1997 and 1996, respectively.

   Through June 27, 1997, the date of the Distribution, Ascent was a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering (see note 2). In conjunction with the SpectraVision transaction, Ascent's ownership in OCC decreased to approximately
57% and OCC began filing a separate return commencing on October 9, 1996.
Pursuant to the tax sharing agreement and the Tax Disaffiliation Agreement, taxes payable or receivable with respect to periods that Ascent was included in COMSAT's consolidated tax group are settled with COMSAT annually. At September
30, 1997 and December 31, 1996, Ascent's federal income tax receivable from COMSAT was $8,798,000 and $12,263,000, respectively. In conjunction with the Distribution (see note 2), the Company will no longer be part of COMSAT's consolidated tax group and accordingly, it may be unable to recognize tax benefits and will receive no cash payments from COMSAT for losses incurred subsequent to June 27, 1997.

   In connection with the Distribution, Ascent and COMSAT executed the Distribution Agreement, dated June 3, 1997. The Distribution Agreement provides, among other things, that COMSAT will distribute all of its holdings of Ascent common stock to COMSAT shareholders on a pro-rata basis. In addition, while COMSAT has received a ruling from the IRS that the Distribution will not be taxable to COMSAT or its shareholders, such a ruling is based on the representations made by COMSAT in the IRS ruling documents. Accordingly, in 11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
order to maintain the tax-free status of the Distribution, Ascent will be subject to the following restrictions under the Distribution Agreement: (i)
Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the ruling documents to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution; (ii) until the second anniversary of the Distribution, Ascent will continue the active conduct of its ANS satellite distribution, service and maintenance business; (iii) until the first anniversary of the Distribution, Ascent will not sell or otherwise issue to any person, or redeem or otherwise acquire from any person, any Ascent stock or securities exercisable or convertible into Ascent stock or any instruments that afford any person the right to acquire stock of Ascent; (iv) for six months after the Distribution, Ascent will not solicit any person to make a tender offer for stock of Ascent, participate in or support any unsolicited tender offer for stock of Ascent, or approve any proposed business combination or any transaction which would result in any person owning 20% or more of the stock of Ascent; (v) until the second anniversary of the Distribution, Ascent will not sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business; (vi) until the second anniversary of the Distribution, Ascent will not voluntarily dissolve or liquidate or engage in any merger, consolidation or other reorganization; and (vii) until the second anniversary of the Distribution, Ascent will not unwind the merger of ANS with and into Ascent in any way.

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

8.  LITIGATION

  The Company and its subsidiaries are defendants, and may be potential defendants, in lawsuits and claims arising in the ordinary course of their businesses. While the outcomes of such claims, lawsuits, or other proceedings
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

9.  STOCKHOLDERS' EQUITY

  Stockholders' Rights' Plan - On June 27, 1997, the Company's Board of
Directors adopted a Rights Plan (the _Plan_) and, in accordance with the Plan, declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable July 10, 1997 to stockholders of record on that date. The Plan is intended to enable all Ascent stockholders to realize the long term value of their investment in the Company. The Plan will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

  The rights become exercisable after a person or group acquires 15% or more of the Company's common stock or announces an offer, the consummation of which would result in the ownership of 15% or more of the Company's common stock.
Once exercisable, each right will entitle the holder other than the person or group that has acquired 15% of the Company's shares to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value
$.01, at a price of $40.00, subject to adjustment. If a person or group acquires 15% or more of Ascent's outstanding common stock, each right will entitle its holder to purchase a number of shares of the Company's common stock having a market value of two times the exercise price of the right. In the event a merger or other business combination transaction is effected after a person or group has acquired 15% or more of the Company's common stock, each right will allow its holder to purchase a number of the resulting company's common shares having a market value of two times the exercise price of the right.

  Following the acquisition by a person or group of 15% or more of the Company's common stock but prior to the acquisition of a 50% ownership interest, the Company may exchange the rights at an exchange ratio of one Common stock per right. The Company may also redeem the rights at $.01 per right at any time prior to a 15% acquisition. The rights, which do not have voting power and are not entitled to dividends until such time as they become exercisable, expire on July 10, 2007.

  Stock Option Plans - As discussed in Note 10 to the Company's 1996 financial statements, the Company had two stock incentive plans, the 1995 Key Employee
Stock Plan (the _Key Employee Plan_) and the 1995 Non-employee Directors Stock
Plan. In order for the Distribution to be tax-free, the Distribution Agreement required Ascent to cancel substantially all of the outstanding options, and not to have any plans or agreements to issue stock. Therefore, in connection with the Distribution, the 1995 Non-employee Director's Stock Plan was terminated as it only provided for the issuance of stock and stock options. In addition, the stock options previously granted under the Key Employee Plan (1,273,250 options) were canceled and, in exchange, option holders were issued stock appreciation rights (_SARs_), payable only in cash, with an exercise price equal to $9.53 per share, based on the average trading price of the Ascent common stock for five days
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
commencing with the date of the Distribution.  In addition, under the Key
Employee Plan, 120,000 SARs were granted to certain officers and key employees of the Company in June 1997. The SAR's permit the optionee to surrender the SAR, in whole or in part, on any date that the fair market value of the Company's common stock exceeds the exercise price for the SAR and receive payment in cash. Payment would be equal to the excess of the fair market value of the shares reflected by the surrendered SAR over the exercise price for such shares. The SARs will vest over either a three year or five year period from the date of grant of the option for which they were exchanged. In June 1997, the Company also adopted the 1997 Non-employee Directors Stock Appreciation Rights
Plan (subject to stockholder approval) pursuant to which each non-employee director was granted a SAR with respect to 100,000 shares of Ascent common stock with a three year vesting period. The exercise price for the non-employee directors SARs is $8.27 per share, the market price on the date of the Distribution. The change in value of SARs will be reflected in the Company's statement of operations based upon the market value of the common stock. During the three and nine month periods ended September 30, 1997 the Company recorded $741,000 in expense relating to the SAR's.

10.NEW ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 128, _Earnings Per Share_
(EPS). This Statement establishes standards for computing and presenting earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; early application is not permitted. The Company will adopt this Statement in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required.

   SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to nonredeemable common stock by the weighted average number of common shares outstanding for the period. Diluted
EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
If SFAS 128 had been in effect during the three and six-month periods ended
September 30, 1997 and 1996, basic and diluted EPS would not have been substantially different than primary EPS currently reported for the respective periods.

   In June 1997, the FASB issued SFAS No. 130 _Reporting Comprehensive Income_, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources;
and SFAS No. 131 _Disclosures about Segments of an Enterprise and Related
Information_, which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a Company's operating segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. While the Company has not completed its analysis of which operating segments it will report under SFAS No. 131 in the future, it is required to and will adopt both
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
SFAS 130 and 131 in fiscal 1998.

11.  SUBSEQUENT EVENTS

   On October 31, 1997, OCC sold the building which housed the SpectraVision spare part depot in Richardson, Texas for $4.5 million in cash.













































11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

GENERAL:

  Certain of the statements in this report are forward-looking and relate to anticipated future events and operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the Company has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results. Accordingly, the following should be read in conjunction with the Consolidated Financial Statements (unaudited) included in this filing, and with the Consolidated Financial Statements, notes thereto, and Management Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's Annual Report on Form 10-K for 1996, as previously filed with the Commission.

SEASONALITY, VARIABILITY AND OTHER:

  The Company's businesses are subject to the effects of both seasonality and variability. Consequently, the operating results for the quarter and nine months ended September 30, 1997 for each segment and line of business, and for the Company as a whole, are not necessarily indicative of the results for the full year.

  The MultiMedia Distribution segment revenues and primarily those of OCC are influenced principally by hotel occupancy rates and the _buy rate_ or percentage of occupied rooms at hotels that buy movies or other services at the property.
Higher revenues are generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion picture or services available at the hotel and the guests' other entertainment alternatives.

  The Entertainment segment revenues are influenced by various factors.
Revenues for the Nuggets and Avalanche correspond to the NBA and NHL playing seasons, which extend from the fall to late spring depending on the extent of each team's post-season playoff participation. Accordingly, the Company realizes the vast majority of its revenues from the Nuggets and the Avalanche during such period. Conversely, Beacon's revenues fluctuate based upon the delivery and/or availability of the films it produces, the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release and delivery dates for theatrical products are determined by several factors, including the distributor's schedule, the timing of vacation and holiday periods
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
and competition in the market. Specifically, Beacon delivered and released two motion pictures during the three months ended September 30, 1997; Air Force One, delivered and released in July 1997, and A Thousand Acres, delivered and released in September 1997. An additional picture, Playing God, has been delivered to certain of its distributors and was released domestically in October 1997. Accordingly, Beacon's revenues have significantly increased during the third quarter of 1997 and will increase during the fourth quarter of 1997 as compared to the comparable period of 1996 and prior years.

  Furthermore, Beacon's operating results are significantly affected by accounting policies required for the film and entertainment industry and management's estimates of the ultimate realizable value of its films.
Production advances received prior to delivery or completion of a film are treated as deferred income. Production advances are generally recognized as revenue on the date the film is delivered or made available for delivery to its distributors.

  The Company generally capitalizes all costs incurred to produce a film. Such costs include the acquisition of story rights, the development of stories, the direct costs of production, print and advertising costs, production overhead and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future periods. These costs, as well as participation and talent residuals, are amortized each period under the individual film forecast method which uses the ratio that the current period's gross revenues from all sources for the film bear to management's estimate of anticipated total gross revenues for such film from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular film, which had been expected to yield greater future proceeds, a write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result and could be material.


ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER
30, 1996

  Revenues for the third quarter of 1997 were $141.0 million, an increase of $100.8 million or 251%, as compared to $40.2 million in revenues for the third quarter of 1996. This increase is primarily attributable to a $24.3 million increase in revenues at OCC within the Multimedia Distribution segment and a $75.4 million increase in revenues at Beacon within the Entertainment segment.
The increase in revenues at OCC was due to a larger number of hotel rooms served, resulting primarily from the acquisition of SpectraVision assets in October 1996. The increase in revenues at Beacon is primarily attributable to revenues of $68.1 million from the release and delivery of the motion picture Air Force One and $6.7 million in revenues from the delivery of the motion picture A Thousand
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
Acres.  Specifically, revenues from the release of Air Force One include
Beacon's share of the net box office results through September 30 and $50.0 million primarily attributable to the recognition of an advance from the film's foreign distributor, previously classified as deferred revenues, upon the delivery of the film to its foreign distributor during the quarter. During the third quarter of 1996, Beacon had no movie releases and generated minimal revenues from prior movie releases.

  Costs of services for the third quarter of 1997 were $110.2 million, an increase of $82.4 million or 296% compared to the third quarter of 1996. This increase is attributable to increased film amortization costs of $60.9 million at Beacon, primarily from Air Force One; an increase in cost of services of $20.0 million at OCC due to the overall increase in the number of hotel rooms served by OCC, including increased costs to support the SpectraVision rooms, costs associated with the integration of SpectraVision and OCV, and the increased expenses to operate OCC as a public company, and to a lesser degree, higher costs at the Nuggets resulting from player contract terminations.

  Depreciation and amortization for the third quarter of 1997 was $25.1 million, an increase of $8.2 million or 48% compared to the third quarter of 1996. This increase is attributable to a larger installed room base and the resulting increase in depreciation at OCC combined with the incremental depreciation and amortization resulting from the assets acquired in connection with the SpectraVision acquisition in October 1996.

  General and administrative expenses for the third quarter of 1997 were $2.8 million, an increase of $200,000 or 7% compared to the third quarter of 1996.
This increase primarily reflects the expense recognized for the Company's stock appreciation rights offset by the reduction in 1997 of certain general and administrative service charges from COMSAT. From January through June 1997, COMSAT provided only limited administrative and support services to the Company and, since July 1997, has provided no services.

  Other income (expenses) decreased by $300,000 in the third quarter of 1997 as compared to the same period last year. The decrease is attributable to the non-recurrence of certain significant transactions which occurred during the third quarter of 1996. Specifically, the Company recognized a $1.8 million loss on its limited partnership investment in Elitch Gardens, which was offset by a gain of $1.9 million from the sale of investment securities during the comparable quarter in 1996. Elitch Gardens, a Denver amusement park, was sold in October
1996.

  Interest expense increased $3.8 million in the third quarter of 1997 as compared to the third quarter of 1996. This increase is attributable to the additional borrowings incurred during the fourth quarter of 1996 and the first nine months of 1997 for capital expenditures, investment requirements (primarily the assumption of debt in the SpectraVision transaction) and the funding of operating requirements of Ascent and its subsidiaries.

  The Company recorded an income tax expense of $1.2 million in the third quarter of 1997 as compared to an income tax benefit of $2.7 million in the 11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
third quarter of 1996. Up to and until the previously announced spin-off from COMSAT on June 27, 1997, the Company was able to recognize tax benefits from its operating losses as part of its inclusion as a member of the consolidated tax group of COMSAT. During the third quarter of 1997, the Company recognized tax expense to reflect OCC's taxes from income in foreign jurisdictions and to appropriately reflect the Company's consolidated net deferred tax liabilities after the Distribution from COMSAT. Furthermore, OCC, which files a separate return, recognized no tax benefit from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.

  Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.


 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER
30, 1996

  Revenues for the nine months ended September 30, 1997 were $318.7 million, an increase of $149.2 million or 88%, as compared to $169.5 million in revenues for the nine months ended September 30, 1996.  This increase is primarily attributable to a $70.3 million increase in revenues at OCC in the Multimedia
Distribution segment and a $78.0 million increase in revenues at Beacon within the Entertainment Segment.  The increase in revenues at OCC was due to a larger number of hotel rooms served, resulting primarily from the acquisition of
SpectraVision assets in October 1996.  The increase in revenues at Beacon is due to the recognition of $81.9 million in revenues from the release and delivery of three motion pictures to their distributors during 1997.
Specifically, Beacon recognized revenues of $68.1 million from the release of
Air Force One (which includes Beacon's share of the net box office results to-date and $50.0 million which is attributable to the recognition of previously deferred revenues upon delivery of the film to its foreign distributors), $6.7 million from the delivery and release of  A Thousand
Acres and revenues of $7.1 from the delivery of the motion picture Playing God to its domestic distributor.  In contrast, during the nine months ended
September 30, 1996, Beacon recognized revenues of $4.6 million from the home
video release of the motion picture, The Babysitter's Club.   During the nine
months ended September 30, 1997, the Avalanche realized increased revenues from regular season tickets, sponsorship sales, and increased playoff and pre-season revenues in spite of playing fewer home games as compared to
1996.  However, the increases at the Avalanche were substantially offset by declining revenues from the Nuggets as compared to 1996.

  Cost of services for the nine months ended September 30, 1997 was $266.5 million, an increase of $135.4 million or 103% compared to the nine months ended
September 30, 1996. This increase is attributable to an increase in film amortization of costs at Beacon of $63.4 million, primarily from Air Force One;
an increase in cost of services at OCC of $66.3 million due to the overall increase in the number of hotel rooms served by OCC, including increased costs to support the Spectravision rooms, costs associated with the integration of SpectraVision and OCV and the increased expenses to operate OCC as a public
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
company; and, to a lesser degree, higher costs at the Avalanche and the Nuggets resulting primarily from increased player and other team related costs.

  Depreciation and amortization for the nine months ended September 30, 1997 was $75.7 million, an increase of $27.1 million or 56% compared to the nine months ended September 30, 1996. This increase is attributable to a larger installed room base and the resulting increase in depreciation at OCC combined with the incremental depreciation and amortization of the intangible assets acquired in connection with the SpectraVision acquisition in October 1996.

  General and administrative expenses for the nine months ended September 30, 1997 were $5.9 million, a decrease of $1.8 million or 23% compared to the nine months ended September 30, 1996. This decrease primarily reflects the reduction of approximately $1.3 million in certain general and administrative service charges from COMSAT and the non-recurrence of moving, relocation and other travel costs incurred during the second quarter of 1996 offset by an increase in professional services costs associated with the Distribution and the recognition of expense during the third quarter of 1997 for the Company's stock appreciation rights. From January through June 1997, COMSAT provided only limited administrative and support services to the Company and, since July 1997 has provided none.

  Other income (expense) improved by $300,000 in the nine months ended
September 30, 1997 as compared to the same period last year. The improvement in other income is attributable to the non-recurrence of certain significant transactions. Specifically, during the nine months ended September 30, 1996, the Company's recognized $2.3 million in losses on its limited partnership investment in Elitch Gardens, which was offset by a gain of $1.9 million from the sale of investment securities. Elitch Gardens, a Denver amusement park, was sold in October 1996.

  Interest expense increased $10.4 million during the nine months ended
September 30, 1997 as compared to the nine months ended September 30, 1996.
This increase is attributable to the additional borrowings incurred during the fourth quarter of 1996 (primarily the assumption of debt in the SpectraVision transaction) and in the first nine months of 1997 for capital expenditures, investment requirements and the funding of operating requirements of Ascent and its subsidiaries and an increase in financing costs as a result of the Ascent Amended Facility in March 1997 (see Note 6 of Notes to the Unaudited
Condensed Consolidated Financial Statements.)

  The Company recorded an income tax benefit of $5.9 million during the nine months ended September 30, 1997 as compared to an income tax benefit of $7.1 million in the nine months ended September 30, 1996. Up to and until the previously announced spin-off from COMSAT on June 27, 1997, the Company was able to recognize tax benefits from its operating losses as part of its inclusion as a member of the consolidated tax group of COMSAT. In addition, during the third quarter of 1997, the Company recognized tax expense of $1.2 million to appropriately reflect OCC's tax on its income from foreign jurisdictions and the Company's consolidated net deferred tax liabilities after the Distribution from 11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
COMSAT. Furthermore, OCC, which files a separate return, recognized no tax benefit from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.


  Minority interest reflects the losses attributable to the minority interest in the Company's 57 % owned subsidiary, OCC.

11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM

SEGMENT OPERATING RESULTS

  As discussed in Note 13 to the Company's 1996 Consolidated Financial
Statements, Ascent reports operating results in two segments: Multimedia
Distribution and Entertainment. Results by segment and certain information regarding the pay-per-view customer base are as follows:



                 THREE MONTHS ENDED SEPTEMBER 30,NINE MONTHS ENDED SEPTEMBER 30,


                                 1997   1996        1997     1996
                                 -----  -----       -----    -----
                                       (dollars in millions)
INCOME STATEMENT DATA:
Revenues:
  Multimedia Distribution(1) $ 62.1    $37.7    $ 180.4     $110.0
  Entertainment .........      78.9      2.5       138.3      59.5
                              -----     -----      -----     -----
  Total Revenues  .......    $141.0    $40.2    $ 318.7     $169.5
                              =====     =====     ======     =====

Operating Income (Loss):
  Multimedia Distribution    $ (3.2)   $  .4    $ (16.3)     $ 4.6
  Entertainment .........       8.9     (4.9)       (7.1)    (14.8)
General & Administrative.      (2.8)    (2.6)       (6.0)     (7.7)
                               -----    -----      ------    ------
Total....................    $  2.9    $(7.1)   $ (29.4)    $(17.9)
                                ====    ======     ======    ======
OTHER DATA:

EBITDA (2):
  Multimedia Distribution    $ 19.0    $14.6      $ 49.3    $ 44.5
  Entertainment  ........      11.8     (2.2)        2.9      (6.1)
  General & Administrative     (2.8)    (2.6)       (5.9)     (7.7)
                               ----     -----       -----     -----
Total EBITDA.............    $ 28.0    $ 9.8    $  46.3     $ 30.7
                             ======    =====       =====      =====

Capital Expenditures:
  Multimedia Distribution    $ 22.4    $24.3    $  66.9     $ 64.2
  Entertainment .........        .8       .5         1.4       9.2
                              -----    -----       -----     -----
Total Capital Expenditures   $ 23.2   $ 24.8    $  68.3      $73.4
                              ======   ======      ======    ======

Room Data:
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
  Number of guest-pay rooms
     at end of period):..
  On-Demand .............                        749,000      441,000
   ......................
  Schedule Only .........                        123,000           -
                                                 --------      -------
       Total ............                        872,000       441,000
                                                 ========      ========

(1)    The results of operations for the three and nine month periods ended
  September 30, 1997 include the results from SpectraVision assets which were acquired on October 8, 1996. See Note 3 of Notes to the Condensed
  Consolidated Financial Statements.

(2) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations are interest costs and changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating cash flow or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Liquidity and Capital Resources.


MULTIMEDIA DISTRIBUTION

  The Multimedia Distribution segment includes the results of OCC and ANS. The segment's third quarter revenues for 1997 increased $24.4 million, or 65% over last year's third quarter. Year-to-date revenues for the Multimedia
Distribution segment increased $70.4 million over the nine months ended
September 30, 1996. OCC's revenues grew $24.3 million and $70.3 million during the third quarter and first nine months of 1997, respectively, due to the growth in total rooms served by OCC from approximately 441,000 rooms on September 30, 1996 to 872,000 rooms on September 30, 1997. The growth in rooms served is primarily attributable to the acquisition of the SpectraVision assets. ANS's revenues for the third quarter of 1997 and nine months ended September 30, 1997 were similar to the comparable periods in 1996.

  Operating losses for this segment increased by $3.6 million and $20.9 million for the third quarter and the nine months ended September 30, 1997, respectively, as compared to the same periods last year. The increase in the operating loss during the third quarter of 1997 is attributable to increased depreciation expense due to the significant capital expenditures made by OCV
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
during the past twelve months as it increased its installed room base, the increased depreciation of SpectraVision in-room assets due to the planned conversion to OCV equipment and amortization of goodwill arising from the SpectraVision transaction. The increase in operating losses for the first nine months of 1997 is also impacted by the unexpected failure on January 11, 1997 of the Telstar 401 Satellite, which delivered pay-per-view programming to approximately 970 SpectraVision hotel customers. While service was restored to all hotels within a month, the loss of revenue and costs associated with this loss of service resulted in a decrease in operating income of approximately $3.0 to $4.0 million during the first quarter of 1997.

  EBITDA of the Multimedia Distribution segment increased by $4.4 million and $4.8 million for the third quarter and the nine months ended September 30, 1997, respectively, as compared to the same periods last year. This increase in EBITDA in the third quarter of 1997 is primarily attributable to the larger installed room base at OCV combined with the conversion of SpectraVision rooms to OCV equipment, which has lower operating costs. The increase in EBITDA for the nine months ended September 30, 1997 is primarily attributable to the growth in rooms served by OCC offset by the losses arising from the satellite failure during the first quarter of 1997 as discussed above.

  Capital expenditures for the segment decreased by $1.9 million for the third quarter of 1997 as compared to the same period last year. This decrease in capital expenditures for the quarter is attributable to ANS' procurement of $5.9 million in equipment during the third quarter of 1996 in conjunction with its project to support the partial digital upgrade of the NBC satellite distribution network to support the MSNBC network. Capital expenditures increased $2.7 million for the nine months ended September 30, 1997 as compared to the same period last year. This increase in capital expenditures is primarily attributable to conversions of SpectraVision customer rooms to OCV systems and to a lesser extent, the installation of OCV equipment for new hotel customers.

ENTERTAINMENT

  The Entertainment segment includes the results of the Nuggets, the Avalanche, and Beacon. Revenues of the Entertainment segment for the third quarter of 1997 increased by $76.4 million over the same quarter last year. This increase in revenues is primarily attributable to higher revenues from Beacon. During the third quarter of 1997, Beacon generated revenues of $75.4 million from both the release and delivery of the motion pictures Air Force One and A Thousand Acres.
During the third quarter of 1996, Beacon had no movie releases and generated minimal revenues from prior movie releases. Year-to-date revenues for the Entertainment segment increased $78.8 million over the first nine months of 1996. Once again, this increase is primarily attributable to an increase in Beacon year-to-date 1997 revenues of $78.0 million. During the nine months ended September 30, 1997, Beacon generated combined revenues of $81.9 from the release and/or delivery of the motion pictures Air Force One, A Thousand Acres and Playing God in contrast to the nine months ended September 30, 1996, where
Beacon generated the majority of its revenues ($5.2 million in total) from the home video release of the Babysitter's Club. While the Avalanche realized increased revenues from regular season ticket and sponsorship sales as well as increased playoff and pre-season
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
revenues in spite of playing fewer home games, these increases were offset by declining revenues from the Denver Nuggets.

  Operating losses for this segment decreased by $13.8 million and $7.7 million for the third quarter and nine months ended September 30, 1997, respectively, as compared to the same periods last year.  The improved operating profit for the quarter is attributable to Beacon and an increase in its operating profit of
$14.1 million due primarily to the success of Air Force One.   The year-to-date
operating profit improvement for the segment is also due to the success of Air
Force One  and improved operating margins from the Avalanche's 1997 playoff participation.  However, lower revenues and higher operating costs (principally player and coaches' contract terminations) at the Nuggets have combined, on a year-to-date basis, to partially offset the improvements at Beacon and the
Avalanche.

  EBITDA for the Entertainment segment increased by $14.0 million and $9.0 million respectively for the third quarter of 1997 and nine months ended
September 30, 1997 as compared to the same periods last year. Once again, these increases primarily reflect Beacon's increased EBITDA resulting from Air Force
One and, to a lesser degree, increased EBITDA from the Avalanche as a result of their playoff participation offset by decreased EBITDA from lower revenues and higher costs at the Nuggets.

  Capital expenditures for the Entertainment segment increased by $300,000 and decreased $7.8 million for the third quarter and nine months ended September 30, 1997 as compared to the same periods last year. The substantial decrease in capital expenditures for the nine months ended September 30, 1997 is attributable to lower spending on the Arena project.


LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash during the nine months ended September 30, 1997 were cash from operating activities of $48.4 million, borrowings under the Company's credit facilities of $49.0 million and the collection of $2.2 million on notes and other long-term receivables. Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth. Specifically, capital expenditures of $65.8 million were made by OCC for the continuing installation of on-demand systems. In addition, $19.2 million of cash was invested by Beacon on films under production and development and to acquire rights for film properties and $17.5 million in cash was used by the sports teams to make payments associated with long-term player contracts.

     The Company's negative working capital position improved by $8.9 million from December 31, 1996 to September 30, 1997. This improvement is attributable to the increase in cash of $14.5 million, which is primarily attributable to the receipt of significant cash deposits at quarter end relating to the Nuggets and Avalanche local television rights agreement with Fox Sports Rocky Mountain; the classification of $15.9 million of film inventory as a current asset and a reduction in deferred revenue, primarily at Beacon, due to the recognition of certain previously deferred revenues upon delivery of films to their respective
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
distributors. These working capital increases were offset by the $49.0 million increase in short-term debt, most of which was used by OCC for the acquisition of long-term assets and the remainder of which was used by Ascent primarily for film expenditures.

     The Company and OCC have access to short-term financing under their respective amended credit facilities. (See Note 6 of Notes to the Condensed
Consolidated Financial Statements). Based on the borrowings outstanding at September 30, 1997, Ascent has $25.0 million available under the Ascent Amended
Facility and OCC has $23.0 million in available borrowings under the OCC
Amendment, subject to certain covenant restrictions.

     The Ascent Amended Facility, as modified by the bank consent dated August
12, 1997 and the extensions dated October 9, 1997 and October 31, 1997 (see Note
6 of Notes to the Condensed Consolidated Financial Statements) provides, among other things, that (i) the facility will only be renewable for two additional one year options beyond December 31, 1997 provided that Ascent has received not less than $50.0 million in proceeds from a new debt financing which is subordinated to the Ascent Amended Facility prior to December 31, 1997, and (ii)
that Ascent has commenced construction on the new arena by November 30, 1997.
Based on current market conditions, management of Ascent currently believes that
Ascent will be successful in obtaining the required funds through additional debt financing by December 31, 1997. In addition, management currently believes that the Company will commence construction on the new arena prior
to November 30, 1997.   However, there can be no assurances that other
contingencies will not arise which could impact Ascent's ability to obtain the additional financing, that such financing will be available on terms acceptable to Ascent or that Ascent will commence construction on the new arena by November 30, 1997.  If Ascent were not able to obtain the additional financing or commence construction on the new arena, Ascent may be required to refinance the Ascent Amended Facility which could require Ascent to sell assets.

   As a result of the requirement under the Ascent Amended Facility to obtain not less than $50.0 million in proceeds from a new debt financing and of the need to obtain construction financing for the new arena (see Note 4 of Notes to the Condensed Financial Statements), the Company is exploring various financing alternatives. With respect to the new debt financing, the Company is pursuing a private placement of senior notes (the_Ascent Debt Offering_) during the fourth quarter of 1997, which may raise up to $125.0 million in proceeds. Pursuant to Ascent's Amended Facility, the amount available thereunder will be decreased by the amount equal to the excess over $50.0 million raised by the Ascent Debt Offering. In consideration for the bank to extend the Ascent Amended Facility two years beyond December 31, 1996
, Ascent is considering even a larger decrease in the amount to be available under the credit facility. The Company intends to use a portion of the proceeds from the Ascent Debt Offering to repay outstanding indebtedness of the Company, together with accrued interest thereon, under the Ascent Amended
Facility and it is also anticipated that the Company will enter into a new credit facility, providing for $50.0 million of revolving credit borrowings
(the _ New Ascent Credit

11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
Facility_). Amounts repaid under the Ascent Amended Facility may be reborrowed under the New Ascent Credit Facility up to the limits set forth thereunder. The
Company is also proposing to offer approximately $115.0 - $130.0 million of indebtedness (the _Arena Notes Offering_) during the first quarter of 1998 for purposes of financing the construction of the new arena in downtown Denver. The
Arena Notes will have a term of 20 - 25 years, and be secured by the arena assets.

     In addition, OCC is in the process of finalizing negotiations with its lender to refinance its existing $150.0 million revolving credit facility and enter into an amended and restated credit agreement (the _OCC Refinancing_).
Under the OCC refinancing, the amount available under the credit facility will be increased from $150.0 million to $200.0 million, and certain other terms will also be amended; including, the inclusion of restrictions on OCC's ability to pay dividends or make other distributions until the later of January 1, 1999 or until certain operating ratios are attained. In connection with OCC's proposed refinancing, Ascent and its lender would alo amend certain provisions of the Ascent Amended Facility (see Note 6 of Notes to the Condensed Consolidated
Financial Statements).

     The Company's cash requirements through the remainder of 1997 and during 1998 are expected to include (i) the continuing installation by OCC of on-demand in-room video entertainment systems, (ii) an investment in the new arena and entertainment complex in Denver for use by the Nuggets and Avalanche, (iii) funding the development, production and/or acquisition of rights for motion pictures at Beacon, (iv) funding the operating requirements of Ascent and its subsidiaries, and (v) the payment of interest under the Ascent Amended Facility and OCC Amendment. The Company anticipates capital expenditures in connection with the continued installation by OCC of on-demand service will be approximately $20 - $25 million during the remainder of 1997 and may be approximately $85.0 - $100.0 million in 1998. The Company anticipates that
OCC's funding for its operating requirements and capital expenditures for the continued installation by OCC of on-demand in-room video entertainment services will be funded primarily through cash flows from OCC's operations and financed under its bank credit facility. In connection with the construction of the new arena, the Company plans to limit its equity participation in the project to expenditures totaling approximately $15.0 - $20.0 million. However, depending upon the timing of the closing of the Arena Notes Offering and the ground breaking for construction, the Company may fund additional expenditures during the fourth quarter of 1997 and the first quarter of 1998 in excess of its anticipated participation. Such expenditures will be funded through cash from operations, the proceeds from the $15.0 million investment by LDA (see Note 4 of Notes to the Condensed Consolidated Financial Statements) in the Arena Company and the anticipated proceeds of the Arena Notes Offering. Beacon's cash requirements with respect to the funding of its current movie productions are expected to consist of expenditures totaling approximately $2.0 million during the fourth quarter of 1997. Cash requirements with respect to the funding of additional productions at Beacon will be dependent upon the number, nature and timing of the projects that the Company determines to pursue during the remainder of 1997 and 1998. To fund Beacon's productions, the Company expects to utilize Beacon's domestic distribution agreement with Universal Pictures when
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
appropriate, and/or pre-sell a portion of the international distribution rights to help fund motion picture costs. The Company's other long-term capital requirements may include ANS' participation in an upgrade of the NBC television affiliate network. ANS' cash requirements, should it be awarded the NBC contract, may consist of expenditures of $30.0 - $35.0 million, commencing in late 1998 or 1999. Such expenditures for ANS may be financed off-balance sheet utilizing operating leases.

     Management of the Company believes that available cash, cash flows from operations and funds available under the Ascent Amended Facility and OCC
Amendment (see Note 6 of Notes to the Condensed Consolidated Financial
Statements), together with the anticipated proceeds from the proposed Ascent
Debt Offering, and the Arena Notes Offering, and the additional borrowing availability under the proposed OCC Refinancing, will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements through the remainder of 1997 and 1998.

     A number of factors could cause Ascent's funding requirements to differ materially from those projected, including, but not limited to, the ability of Ascent to obtain the $50.0 million in additional debt financing by December 31, 1997, the operating performance of Ascent's subsidiaries, the level of ticket sales and other revenues by Ascent's professional sports franchises, the timing of film productions and releases, the timing of distributions from SONY Pictures
Entertainment, Walt Disney Company and other distributors from the movies Air
Force One, A Thousand Acres and Playing God and other market conditions.

     As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT, (see Note 7 of
Notes to Condensed Consolidated Financial Statements)  terminated the Corporate
Agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. As a result, Ascent's financial leverage may increase in the future for numerous reasons, including the proposed Ascent Debt Offering and the Arena Note Offering.
Such an increase in debt is subject to the resolution of the financing alternatives discussed above. In addition, pursuant to the Distribution
Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution. Among the restrictions, Ascent will not be allowed to sell, purchase or otherwise acquire stock or instruments which afford a person the right to acquire the stock of Ascent until one year after the date of the Distribution. Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize tax benefits and will not receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during the second half of 1997 and thereafter.

     Also, in connection with the SpectraVision transaction, Ascent and OCC entered into a Corporate Agreement (the _OCC Corporate Agreement_), pursuant to which OCC agreed, among other things, not to incur any indebtedness, other than under OCC's Credit Facility (and refinancings thereof) and indebtedness incurred
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM
in the ordinary course of business which together shall not exceed $100 million in the aggregate, without Ascent's prior written consent. In connection with OCC's 1997 budget process, Ascent consented to OCC incurring up to $130.0 million in indebtedness under the OCC Credit Facility, subject to the financial covenants contained therein. On October 29, 1997, Ascent consented to an Amendment of the OCC Corporate Agreement to allow OCC to borrow up to $140.0 million provided that such indebtedness be incurred in compliance with the financial covenants of OCC's new credit facility (see Note 11 of Notes to the Unaudited Consolidated Financial Statements).

11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM

     PART II.     OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS



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


ITEM 2.CHANGE IN SECURITIES
         --------------------
       None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
       None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
       None.

ITEM 5.OTHER INFORMATION
         -----------------
       None.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                   (A)                         EXHIBIT

                           -------

       No. 10.1     Buena Vista International, Inc. - Beacon Communications
                    Corp. Letter Agreement dated as of April 1, 1996
                    (Confidential Treatment Requested).

       No. 10.2     Term Sheet for Local Television License Agreement for the
                    Denver Nuggets and Colorado Avalanche between Ascent
                    Entertainment Group, Inc. and Fox Sports Rocky Mountain
                    (Confidential Treatment Requested).

       No. 27.0     Financial Data Schedule
11/13/97
3:03 PM







                                                                        11/13/97
                                                                         3:03 PM


                  (B)                        REPORTS ON FORM 8-K:
                      --------------------
           1. The Registrant filed with the Commission on November 3, 1997 a
              Form 8-K describing its issuance of a press release reporting the
              Company's announcement that (i) it has finalized with the City and County of Denver the definitive agreements allowing Ascent to build a new arena in downtown Denver and, (ii) that the Company had received a waiver from its lender to extend the October 31,
              1997 deadline for commencing construction on the new arena to November 11, 1997, with an additional extension to November
              30, 1997,conditioned on obtaining final City Council approval for the agreement.






SIGNATURES



       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

Ascent Entertainment Group, Inc.
--------------------------------


By:/s/ David A. Holden
   David A. Holden
   Vice President of Finance, Controller

Date:      October  14, 1997
Q_93096.doc/11/13/97 3:03:55 PM













11/13/97
3:03 PM


