Form 10-Q/A
period 1997-09-30
ASCENT ENTERTAINMENT GROUP INC
filed 1997-11-21
CIK 1002666

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes X       No__

The number of shares outstanding of the Registrant's Common Stock as of September 30, 1997 was 29,755,600 shares.

EXHIBIT INDEX

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

Ascent Entertainment Group, Inc.


By:     /s/ Arthur M. Aaron
     Arthur M. Aaron
     Vice President Business and
     Legal Affairs

Date:     November 21, 1997

EXHIBIT 10.1

^ Confidential Treatment Requested

As of April 1, 1996


Beacon Communications Corp.
1041 North Formosa Avenue   Suite 200
Santa Monica Building
Los Angeles, CA 90046

Re: "AFO"

Gentlemen:

     The following sets forth the terms of the agreement between Buena Vista International, Inc. ("BVI") and Beacon Communications Corp.
("BEACON") with respect to the acquisition of exclusive distribution and other rights by BVI to the proposed full length theatrical motion picture tentatively entitled "AFO", formerly known as "Air Force One" and "The Untitled Harrison Ford Project" (the "PICTURE").

     1. CONDITIONS PRECEDENT: BVI shall have no obligation under this Agreement unless and until: (a) BVI approves chain-of-title and all other relevant underlying agreements relating to production and distribution of the Picture in the BVI Territory (as defined below) as may be reasonably required by BVI (BVI shall have Twenty [20] business days to object to any documents supplied by Beacon or to request additional documentation after initial documentation is delivered to BVI); (b) Beacon has executed and delivered all documents in form and substance satisfactory to BVI to grant to BVI and to perfect a security interest in and to the Picture in the BVI Territory (as defined below) including, without limitation, BVI's distribution rights therein and all products, proceeds and revenues derived from the exploitation of the Picture in the BVI Territory (as defined below) including, but not limited to, UCC-1, security agreements, and mortgages of copyright; (c) fully executed agreements, satisfactory in form to BVI, from all prior lienholders in the Picture stating that if any or all of them foreclose their respective liens, they, and/or any purchaser of the Picture, will be subject to the terms of this Agreement and that BVI shall quietly and peacefully enjoy and possess, during the entire period of its exclusive rights hereunder, all of the distribution and other rights herein granted and agreed to be granted to BVI; and (d) Beacon makes Complete Delivery (as defined below) on or before SEPTEMBER 1, 1997 ("DELIVERY DATE") (subject to the terms of Paragraph 22. and Paragraph 23. below) of the Picture which conforms to the following (provided, that each of the following specifications is of the essence of this Agreement; provided, further, that for such time as BVI in its reasonable business judgment determines that Beacon will make Complete Delivery of the Picture in conformity with each of the following [and subject to the terms hereof]) conditions, BVI shall perform its obligations under subparagraph 3.a. below with respect to "cash flowing" the Picture; provided, however, that if BVI determines that one (1) or more of the following conditions will not be satisfied, BVI shall be relieved of its obligation to pay the Advance (as defined below) and the Additional Advance (as defined below), as applicable, and BVI shall have the right to terminate this Agreement by written notice to Beacon (provided, that if BVI should so terminate the Agreement, then Beacon shall within Thirty [30] days following such termination by BVI pay BVI an amount equal to all sums theretofore paid to Beacon by BVI hereunder [with interest at the rate specified in subparagraph 3.a. below, from the date of receipt of such funds by Beacon, in each instance]) (i) the Picture shall be shot in color and on 35 millimeter or 70 millimeter film stock, technically suitable for first class theatrical distribution; (ii) the Picture shall be shot with an aspect ratio of 2.35:1 and without use of a hard matte; (iii) the Picture shall be shot in the English language; (iv) the Picture shall be shot substantially in accordance with such version of the script "Air Force One", written by Andrew Marlowe, as was approved by BVI on September 15, 1996; (v) the Picture shall star Harrison Ford ("Ford") as the President of the United States; (vi) the Picture shall be directed by Wolfgang Petersen ("Petersen") (or by such other director as is approved in writing by BVI prior to the commencement of principal photography, provided, that subject to the terms of this subparagraph 1.(d)(vi), Petersen shall not be deemed an "essential element" of the Picture); (vii) the Picture has an MPAA (or successor organization) rating no more restrictive than "R" rating; (viii) the Picture shall be not less than Ninety (90) minutes and not more than One Hundred Twenty Six (126) minutes including credits; (ix) the Certified Negative Cost (as defined below) of the Picture is an "all in" figure of not less than ^ ^ Million Dollars ^ ^; (x) Beacon shall obtain all synchronization, performance and master use music licenses reasonably required by BVI on a complete buy-out basis for all media to exercise any and all of the rights granted in this Agreement including the right to advertise and promote the Picture without payment by BVI to any third party, excluding performing rights payments; and (xi) Beacon shall deliver to BVI all items specified in Exhibit "DR", at Beacon's sole cost.

2.  DISTRIBUTION:

          a. Beacon does hereby irrevocably grant, assign and license to BVI the exclusive right, title and interest in and to the Picture and each of its elements and all exclusive rights to distribute, exhibit, market and exploit the Picture in any and all manner and all languages and in all media, now known or hereafter devised including, without limitation, theatrical, non-theatrical, all forms of home video cassettes/discs, cartridges, video on demand, near video on demand, DVD, CVD, tapes or similar devices, and any other formats or delivery systems now known or hereafter devised (including, without limitation, so-called interactive formats [e.g. CD-I, CD-ROM, etc.]) which are intended primarily for home viewing ("VIDEOGRAMS") and all forms of television including, without limitation, standard, non-standard, subscription, pay television, cable and basic cable, satellite, etc. (including pay-per-view), fiber optic and digital delivery systems, etc. ("TELEVISION"); novelization; the right to advertise, publicize and promote the Picture including, without limitation, the right to excerpt and/or synopsize the Picture and/or screenplay for the Picture (provided, that any such excerpt and/or synopsis shall not exceed Seven Thousand Five Hundred [7,500] words in length); commercial tie-ins (subject to the rights of principal talent under their respective agreements with Beacon [all relevant portions of which Beacon agrees to deliver pursuant to the delivery provisions of subparagraph 3.i. below]); the right to change the title of the Picture; the right to finance and/or produce (if none currently exists) and distribute a "making of" promotional film (subject to the rights of Harrison Ford of which Beacon gives BVI written notice at the time of Complete Delivery [as defined below]); the right to cut or edit the Picture (subject to the terms of Paragraph 5. below, the terms of the DGA Agreement and to the rights of the director under the director's agreement with Beacon [of which rights Beacon shall give BVI written notice as part of Complete Delivery (as defined below) of the Picture to BVI]); the right to subtitle and dub the Picture (subject to the rights of third parties, of which Beacon shall give BVI written notice as part of Complete Delivery of the Picture to BVI); the right with respect to all persons appearing in the Picture or performing production services therein to issue and authorize publicity concerning such persons and the right to use, reproduce, transmit, broadcast, exploit, publicize and exhibit their names and likenesses (subject to third party agreements with Beacon, of which Beacon shall deliver a written account of pertinent points pursuant to the delivery provisions of subparagraph 3.i. below) in transcriptions, advertising, distribution and exploitation of the Picture in the following territories: (i) the universe, excluding the United States and Canada; and (ii) all of the respective territories, protectorates and possessions of each country in the universe (excluding the territories and possessions of Canada and all territories, possessions and commonwealths [including Puerto Rico] of the United States), including planes and ships flying the flag of any of such countries, wherever situated (altogether, the "BVI TERRITORY"). The countries not included in the BVI Territory shall be referred to as the "BEACON TERRITORY". Each party shall be solely responsible for all distribution costs and expenses in connection with the Picture in its respective territory including, without limitation, advertising costs and costs associated with the manufacture of prints and Videograms (provided, that BVI's distribution costs and expenses in connection with the Picture shall be subject to recoupment as provided hereinbelow).

          b. The term of this Agreement (the "TERM") shall commence as of the date hereof and continue in perpetuity.

          c. BVI agrees to comply with the credit and billing requirements specified by Beacon, subject to applicable guild requirements (it is understood and agreed that BVI will abide by any and all third party credit restrictions of which it receives written notice, which Beacon agrees to provide pursuant to the delivery provisions of subparagraph 3.i. below). Beacon agrees that in the BVI Territory the Picture shall include a BVI distributor's credit and a BVI presentation credit in accordance with the terms of subparagraph 2.f. below. Beacon agrees that a subdistributor in the BVI Territory may include a distributor's credit (on a separate title card which also includes a logo selected by such subdistributor). Beacon may not use the BVI name, or the name of any parent, subsidiary or affiliate of BVI in connection with Beacon's distribution and/or exploitation of the Picture in the Beacon Territory. No casual or inadvertent failure by BVI or any of its subdistributors or licensees to comply with the credit and billing requirements specified by Beacon shall constitute a breach of this Agreement. BVI agrees to cure any such failure to comply on a prospective basis; provided, that such cure can be effected without material expense to BVI.

          d. Except as specifically set forth herein, all other rights in the Picture are retained by Beacon including, without limitation: (i) literary publishing rights (excluding novelization rights); (ii) soundtrack rights (provided, that such rights shall be subject to the terms of Paragraph 7. below); (iii) music publishing rights (provided, that such rights shall be subject to the terms of Paragraph 7. below); and (iv) the right to exploit so-called merchandising rights ("RESERVED RIGHTS"); provided, however, that BVI (and affiliates) shall have the right to purchase and/or create promotional aids, point of purchase materials, etc., to sell or give away in conjunction with the marketing and publicizing of the Picture as contemplated hereunder; provided, further, that BVI shall not have the right to sell such materials to the general public. It is understood and agreed that "Sequel Rights" (as defined below) to the Picture shall be subject to the terms of Paragraph 12. below.

          e. All "Theme Park Rights" in the Picture in the BVI Territory as well as all "Location Based Entertainment Rights" in the Picture throughout the BVI Territory shall be "frozen" as between BVI, on the one hand, and Beacon, together with Beacon's licensees and assigns, on the other hand (i.e. neither party shall have the right to exploit either the "Theme Park Rights" or the "Location Based Entertainment Rights" without the prior written consent of the other); provided, that Beacon shall use its best efforts to acquire Theme Park Rights as well as Location Based Entertainment Rights at the time of contracting for the services of third parties in connection with the Picture. As used herein, "THEME PARK RIGHTS" shall mean the sole and exclusive right, during the Term, to use the Picture, characters, scenes, sets and props therefrom and elements thereof and/or footage from the Picture in theme parks including, without limitation, Disney's theme parks and Studio Tours, as elements thereof. As used herein, "LOCATION BASED ENTERTAINMENT RIGHTS" shall mean the sole and exclusive right, during the Term, to use the Picture, characters, scenes, sets, props and/or footage from the Picture therefrom and elements thereof and/or footage from the Picture in so-called "location based entertainment centers" as elements thereof.

          f. Beacon agrees that the Picture shall include a BVI distributor's credit and a BVI presentation credit in accordance the following:

               (i) In the BVI Territory, the Picture shall include a BVI distributor's credit (or other logo of the Walt Disney Studios Motion Picture Group) in a form to be determined by BVI in its sole discretion on a separate card in the main titles which may have an animated logo of BVI (or other label of the Walt Disney Studio Motion Picture Group to be determined in the sole discretion of BVI). BVI may use the aforementioned distributor's credit both on-screen (on the aforesaid one [1] card) and in advertising and promotion for the Picture (i.e. display of the aforesaid logo in advertisements, etc.).

               (ii) In the BVI Territory, in addition to the distributor's credit specified in subparagraph 2.f.(i) above, the Picture shall include (A) a presentation credit (to Touchstone Pictures, Hollywood Pictures or other presentation credit as BVI deems appropriate) in the main titles, and in all paid advertising in the BVI Territory above or before the title of the Picture and (B) a logo credit (to Touchstone Pictures, Hollywood Pictures or other presentation credit as BVI deems appropriate) in the main and end titles and in all paid advertising and promotion for the Picture.

          g. BVI agrees that the Picture shall include the following Beacon credits:

               (i) In the BVI Territory, Beacon shall be accorded a presentation credit immediately following BVI's presentation credit (or the presentation credit to any other BVI-related entity to which BVI has assigned its presentation credit), in the main titles (if any, and otherwise in the end titles) and in paid advertisements in which BVI receives its presentation credit, in the billing block portion (if any) of paid ads (including excluded ads) issued by or under the control of BVI in which the "Regular Billing Block" appears (i.e., in which credit is accorded in such billing block to the cast, producers, directors, writers, etc.) in substantially the form, "in ASSOCIATION with Beacon Films" (on a separate card) in the same size as BVI's presentation credit.

               (ii) In the BVI Territory, a company logo for Beacon may appear as an animated logo on screen in any one sheets for the Picture issued or controlled by BVI in which BVI's logo appears and in paid advertisements (including excluded ads) for the Picture issued or controlled by BVI. Such logos shall be equal in size to BVI's logo (provided, that in determining the size of such logos, BVI may take into account the relative physical characterist ics of such logos and may depict such logos proportionately). Placement of such logos on screen shall be as follows: Beacon's logo shall appear immediately following BVI's logo in the main titles and Beacon's logo shall appear immediately preceding BVI's logo in the end titles. Placement of such logos in one sheets and in the billing block portion of paid advertisements shall be substantially comparable to placement of BVI's logo (e.g., if BVI's logo appears in the lower right hand corner of the billing block, Beacon's logos shall appear in the lower left hand corner of such billing block).

               (iii) In the BVI Territory, Beacon shall be accorded a "produced by" credit naming up to two (2) individuals designated by Beacon in substantially the form "Produced by __ _______________", as follows: (A) below or after the title, on screen on a separate card in the main titles (if any, and otherwise in the end titles), in an average size of type not less than the average size type utilized to accord any other such producer an individual credit on screen; (B) in the billing block portion (if any) (i.e., if there is no billing block such credit shall not be accorded) of paid ads issued or controlled by BVI in which the Regular Billing Block appears, below or after the regular (not artwork) title in such billing block, in an average size of type not less than the average size of type utilized to accord the director an individual credit in such billing block; and (C) in the billing block portion (if any) (I.E., if there is no such billing block such credit shall not be accorded) of excluded ads issued or controlled by BVI in which the director is accorded an individual credit in such billing block, below or after the regular (not artwork) title in such billing block, in an average size of type not less than the average size of type utilized to accord credit to any other such producer in such billing block. Notwithstanding the foregoing, the designee(s) of Beacon shall not be entitled to receive credit in congratulatory, nomination and/or award ads (naming only the person[s] honored), ads announcing a personal appearance (naming only the person[s] making the appearance), radio ads and audio portion of teasers, trailers and television ads. Subject to applicable guild restrictions, placement of such credits on screen and in paid ads shall be immediately following the writing credit(s).

               (iv) In the BVI Territory, Beacon shall be accorded executive producer credit to two (2) individuals to be designated by Beacon in substantially the form "Executive Producer _____________", as follows: (A) below or after the title, on a separate card in the main titles (if any, and otherwise in the end titles), in an average size of type not smaller than the average size of type utilized to accord credit to the aforesaid producer of the Picture (specified in subparagraph 2.g.[iii] above) on screen and in the billing block portion (if any) (i.e., if there is no billing block such credit shall not be accorded) of paid ads issued or controlled by BVI in which the "Produced by" credit set forth in subparagraph 2.g.(iii) above is accorded, below or after the regular (not artwork) title in such billing block, in an average size of type not smaller than the average size of type utilized to accord individual credit to the aforesaid producer of the Picture in such billing block; and (B) in the billing block portion (if any) (i.e., if there is no such billing block such credit shall not be accorded) of excluded ads issued or controlled by BVI in which the director is accorded an individual credit in such billing block, below or after the regular (not artwork) title in such billing block, in an average size of type not less than the average size of type utilized to accord credit to the aforesaid producer in such billing block. Notwithstanding the foregoing, the designee(s) of Beacon shall not be entitled to receive credit in congratulatory, nomination and/or award ads (naming only the person[s] honored), ads announcing a personal appearance (naming only the person[s] making the appearance), radio ads and audio portion of teasers, trailers and television ads. Subject to applicable guild restrictions, placement of such credits on screen and in paid ads shall be immediately following the credit to the Director of Photography.

          h. The rights granted by Beacon to BVI in this Paragraph 2. shall be referred to herein as the "Rights Granted".

     3.     COMPENSATION TO BEACON:

          a.      ADVANCE:

                    (i) Beacon agrees to make Complete Delivery (as defined below) of the Picture to BVI in accordance with Exhibit "DR" (free and clear of any claims, liens or encumbrances [excluding only laboratory liens, customary security interests granted to applicable guilds (if any) and/or to a completion guarantor providing a completion guarantee in connection with the Picture, and the security interest granted to BVI pursuant to this Agreement, all as specifically set forth on Exhibit "PE", which is attached hereto and incorporated herein by this reference (the "Permitted Encumbrances")], except as otherwise agreed to by the parties hereto in advance and in writing) on or before the Delivery Date (as defined below). BVI agrees to pay Beacon (provided, that Beacon is not in breach or default of any of its representations, warranties, covenants or agreements hereunder and subject to the terms, conditions and provisions hereof [including, without limitation, subparagraph 1.d. above]) and Beacon agrees to accept as full consideration for the rights granted to BVI by Beacon herein an amount ("ADVANCE") which shall be determined in accordance with the following: The amount of the Advance shall be equal to ^ ^ Dollars ^ ^; provided, that the sum of the Advance and the Additional Advance (as defined below) shall not exceed an amount which is equal to ^ ^ percent ^ ^ of the Certified Negative Cost (as defined below and subject to the terms of Paragraph 8. below) of the Picture (provided, that such amount does not include interest which shall begin to accrue during the Production Period [as defined below]), subject to the terms of subparagraph 3.m. below. The Advance (together with interest thereon, which shall accrue at the rate specified in subparagraph V.C. of Exhibit "NP", which is attached hereto and incorporated herein by this reference [as modified by Rider "NP", which is attached hereto and incorporated herein by this reference]) shall be recoupable in accordance with the terms of subparagraphs 3.b., 3.c., 3.d., 3.e. and 3.f. below and Exhibit "NP"; provided, that subject to the terms of this subparagraph 3.a. and of subparagraphs 3.e. and 3.f. below, ^ ^. The Advance shall be payable to Beacon by BVI in accordance with one (1) of the following to be determined by Beacon in its good faith business judgment: (A) pursuant to a "Cash Flow Schedule" for the Picture which shall reflect the pro rata portion of the Validated Budget (as defined below), subject to the terms of Paragraph 8. below, for the Picture represented by the Advance and the Additional Advance over the course of pre-production, production and post-production of the Picture ("PRODUCTION PERIOD") (provided, that the aforesaid "Cash Flow Schedule" shall be subject to the prior written approval of BVI; provided, further, that the aforesaid "Cash Flow Schedule" shall be subject to the terms of Paragraph 8. below); or (B) One Hundred percent (100%) of the Advance on Complete Delivery (as defined below) of the Picture by Beacon to BVI. It is understood and agreed that Beacon has elected to be paid the Advance in accordance with the terms of subparagraph 3.a.(i)(A) above. Interest on the Advance shall commence to accrue at such time as the Advance (or portions thereof) is actually paid to Beacon hereunder. Beacon shall submit a "Cash Flow Schedule" for approval by BVI on or before the commencement of principal photography of the Picture.

               (ii)     Beacon shall have the right exercisable by written

notice to BVI to an Additional Advance ("ADDITIONAL ADVANCE") equal to an amount not greater than ^ ^ Million Dollars ^ ^; subject to the aforesaid provision that the sum of the Advance and the Additional Advance shall not exceed an amount which is equal to ^ ^ percent ^ ^ of the Certified Negative Cost for the Picture (subject to the terms of subparagraph 3.m. below). It is understood and agreed that Beacon has elected to be paid an Additional Advance in the amount of ^ ^ Dollars ^ ^. Such Additional Advance shall be paid pursuant to the "Cash Flow Schedule" specified in subparagraph 3.a.(i)(A) above. BVI shall have the right to recoup the Additional Advance (together with interest thereon, which shall accrue at the rate specified in subparagraph V.C. of Exhibit "NP") from all Gross Receipts (as defined below) earned by BVI from the exploitation of the rights in the Picture granted herein including, without limitation, Gross Receipts attributable to BVI's exercise of the theatrical distribution rights in the Picture hereunder.

               (iii)  Beacon agrees that the Advance and the Additional
Advance shall be used solely for the purpose of paying the costs of production of the Picture included in the Certified Negative Cost of the Picture. Any portions of the Advance paid by BVI to Beacon shall be remitted by Beacon to Presidential Productions, Inc. ("PPI") for the purpose of paying such costs of production of the Picture. Beacon hereby irrevocably authorizes and directs BVI to pay the Advance and the Additional Advance into a production account (or as otherwise directed by the Guarantor [as defined below] or by its agent International Film Guarantors, L.P. ["IFG"] under the Completion Guaranty Agreement [as defined below]) for use as specified in the Completion Guaranty Agreement, dated as of __________, 1996, between BVI and Fireman's Fund Insurance Company ("Guarantor"). Any payment of the Advance and/or the Additional Advance by BVI to the aforesaid production account (or as otherwise directed by the Guarantor or IFG under the Completion Guaranty Agreement) shall be deemed to be payments made to and for the benefit of Beacon hereunder, shall satisfy BVI's obligations to Beacon hereunder to the extent of such payments made to the aforesaid production account (or as otherwise directed by Guarantor or IFG under the Completion Guaranty Agreement), and shall be in reduction of the Advance and/or the Additional Advance payable to Beacon hereunder.

          b. CONTINGENT COMPENSATION: "GROSS RECEIPTS" shall be defined pursuant to the applicable provisions of Exhibit "NP" throughout the BVI Territory. Gross Receipts, which shall include the Videogram Receipts, as set forth in subparagraphs 3.c., 3.d. and 3.e. below, shall be subject to the exclusions and deductions set forth in Exhibit "NP" (subject to the terms of Paragraph 26. below), inclusive of distribution, manufacturing, duplication and advertising related to Videograms. Subject to the terms of subparagraph 3.f. below, BVI shall deduct and retain the following from Gross Receipts (provided, that in accordance with the provisions of subparagraph 3.a. above, the Advance and interest on the Advance shall not be recouped from Gross Receipts attributable to exercise by BVI of the theatrical distribution rights in the Picture, subject to the provisions of subparagraphs 3.e. and 3.f. below) in the following order of priority and on a continuing basis:

               (i) BVI shall first deduct and retain for its own account the following distribution fees from the Gross Receipts;

                    (A) theatrical/non-theatrical, all Television and Videograms (provided, that the application of this subparagraph 3.b.[i][A] shall be subject to the terms of subparagraph 3.c. below) - ^ ^.

                    (B) The respective distribution fees provided for in subparagraph 3.b.(i)(A) above shall not include third party distributor fees, if any. The following caps (i.e. points which the distribution fees shall not exceed) shall apply to the sum of (x) the respective BVI distribution fees set forth above and (y) any applicable third party distribution fees: (aa) theatrical/non-theatrical - ^ ^; (bb) Television - ^ ^; and (cc) Videograms - ^ ^ (provided, that the terms of this subparagraph 3.b.[i][B][cc] are applicable only in the case of third party distributors which report to BVI on the basis of One Hundred percent [100%] of the gross receipts of such third party distributors). By way of example only, the theatrical/non-theatrical distribution fee provided for in subparagraph 3.b.(i)(A) shall not exceed ^ ^ on an "all-in" basis (including third party distribution fees, as applicable) i.e. the total amount of (dd) distribution fees deducted and retained by BVI and (ee) third party distribution fees shall not exceed ^ ^ of theatrical/non-theatrical Gross Receipts (the fees referenced in subparagraphs 3.b.[i][A] and 3.b.[i][B] shall be referred to herein as "DISTRIBUTION FEES").

                    (C) For purposes of clarity, BVI in determining whether to avail itself of existing self-distribution options shall accord the Picture treatment under this subparagraph 3.b.(i) which is similar to that accorded to other third party BVI acquired product.

                    (D) The parties agree that the Distribution Fee applicable to novelization Gross Receipts (if any) shall be equal to that set forth in subparagraph 3.b.(i)(A) above, subject to the terms of subparagraph 3.b.(i)(B) above.

               (ii) BVI shall next deduct and retain all distribution costs paid or incurred by BVI in commercially exploiting the Picture including, without limitation, residuals, so-called "off the tops", the Videogram Costs (as defined below), print and advertising costs, delivery costs paid or incurred by BVI, subtitling and dubbing costs, all distribution costs customarily paid or incurred in connection with the exercise of novelization rights in the Picture (including, without limitation, sales, marketing and fulfillment, development and manufacturing costs), and all other customary Distribution Costs, as defined in Paragraph IV. of Exhibit "NP" (the costs referenced in this subparagraph 3.b.[ii] shall be referred to herein as "DISTRIBUTION COSTS") (provided, that there shall be no so-called "double deductions" of Distribution Costs hereunder by BVI);

               (iii) BVI shall next deduct and retain interest on the Additional Advance;

               (iv)      BVI shall next deduct and retain the Additional
Advance;

               (v) BVI shall next deduct and retain interest on the Advance (less such portion of the Advance [if any] which BVI shall have recouped pursuant to the terms of subparagraph 3.[f]. below);

               (vi) BVI shall next deduct and retain the Advance as set forth in subparagraph 3.a. above (subject to the terms of subparagraph 3.[f] below).

The Gross Receipts remaining after continuing deduction of the amounts set forth in subparagraphs 3.b.(i) through 3.b.(vi) above, if any, after BVI has deducted its Distribution Fees, Distribution Costs, interest on the Advance, interest on the Additional Advance, the Additional Advance and the Advance on a continuing basis, in accordance with Exhibit "NP", shall be payable: ^ ^. For purposes of clarity, and subject to the terms of subparagraphs 3.c.(i) and 3.c.(ii) below, to the extent that BVI or a subsidiary of BVI or a company affiliated with BVI exercises the right to distribute Videograms embodying the Picture hereunder, then there shall be included in Gross Receipts an amount equal to ^ ^ of the sums actually received by BVI or such subsidiary or affiliated company (less taxes, rebates, discounts, credits for actual returns and a reserve for returns) from the exercise of the aforesaid Videogram distribution rights. It is agreed and understood that BVI shall have the right to recoup an amount equal to ^ ^ as a Distribution Cost hereunder from any source of revenue from any country in the BVI Territory in connection with that certain waiver of overhead referenced in the letter, dated September 13, 1996, from Walt Disney Motion Pictures Group to Tom Bliss.

          c.      VIDEOGRAM RECEIPTS FOR BVI FROM THIRD PARTY LICENSEES:

               (i) With respect to sums actually received by BVI or any subsidiary or affiliated company of BVI from the sales of Videograms embodying the Picture in the BVI Territory in the rental market by third party licensees, ^ ^ of revenues less actual costs incurred by BVI or its affiliates, if any (e.g. mastering, artwork, duplication, marketing and other Distribution Costs in accordance with Exhibit "NP") in connection therewith, shall be included in the Gross Receipts.

               (ii) With respect to sums actually received by BVI or any subsidiary or affiliated company of BVI from the sales of Videograms embodying the Picture in the BVI Territory in the sell-through or repriced rental market by third party licensees, ^ ^ of revenues less actual costs incurred by BVI or its affiliates, if any (e.g. mastering, artwork, duplication, marketing and other Distribution Costs in accordance with Exhibit "NP") in connection therewith, shall be included in the Gross Receipts.
               (iii) For purposes of clarity, it is agreed that with reference to subparagraphs 3.c.(i) and 3.c.(ii) above, solely for purposes of issuing the ^ ^ (as defined below), ^ ^ of the sums actually received by BVI (less costs) or any subsidiary or affiliated company of BVI shall be included in Gross Receipts.

               (iv) For purposes of clarity, the amounts contributed to Gross Receipts in accordance with the terms of subparagraphs 3.c.(i) and 3.c.(ii) above shall not be subject to the Videogram Distribution Fee set forth in subparagraph
3.(b)(i) above.

               (v) It is understood and agreed that with respect to subparagraphs 3.c.(i) and 3.c.(ii) above, the words "sums actually received" shall be deemed to include such portions of advances to BVI by third party distributors as are reported as nonrefundable and earned (and specifically allocable to this Picture) from sales of Videograms of the Picture in the rental market and/or repriced rental and/or sell-through market (as applicable).

          d. CROSS-COLLATERALIZATION: All sources of revenue from all countries (excluding revenue from all countries from exploitation by BVI of the Picture in the Videogram medium in so-called interactive formats [e.g. CD-I, CD-ROM]) in the BVI Territory shall be fully cross-collateralized from and against the Distribution Fees and Distribution Costs from the BVI Territory, interest on the Advance, the interest on the Additional Advance, the Additional Advance and the Advance; provided, that the Advance and interest on the Advance shall not be recouped from revenues attributable to exercise by BVI of the theatrical distribution rights granted herein by Beacon, subject (in the case of the Advance only) to the terms of subparagraph 3.b. above and subparagraphs 3.e. and 3.f. below; provided, that revenue from exploitation by BVI of the Picture in the aforesaid so-called interactive formats shall constitute a separate and distinct revenue stream for purposes of cross-collaterization.

               e.     ^ ^

          f.     ^ ^.

          g. VIDEOGRAM COSTS: "VIDEOGRAM COSTS" shall include all distribution costs incurred by BVI (or a subsidiary or affiliate of BVI) in connection with the distribution of Videograms hereunder including, without limitation, all Distribution Costs specified in Exhibit "NP" (incurred in connection with the distribution of Videograms hereunder), third party costs incurred in relation to the duplication, manufacturing, sales, distribution, creative costs, marketing, publicity and advertising of Videograms embodying the Picture in the BVI Territory. The Videogram Costs shall also include a reasonable reserve for anticipated returns (of up to Thirty Five percent [35%], which may be increased by BVI if, in the exercise of its reasonable business judgment, BVI determines that actual returns may exceed the foregoing percentage [to be liquidated within Twelve (12) months, in each instance]).

          h. THIRD PARTY PARTICIPATIONS: Beacon shall be solely responsible for the preparation of accounting statements and payments and other required documentation and the issuance of payments to third parties in connection with all executory obligations of the Picture, including, without limitation, the payment of all applicable profit participations, deferments, credit bonuses, corporate and income taxes and the like derived from the pre-production, production, and post-production (except as otherwise provided in this subparagraph 3.h.) of the Picture. Beacon agrees that no third parties shall have the right to audit and/or otherwise examine BVI's books and records for any purpose whatsoever. The parties agree that BVI shall be responsible for making all applicable guild, residuals and performing rights payments with respect to the BVI Territory during the period of BVI's exploitation of the Picture, and that any and all such payments shall be deemed Distribution Costs hereunder.

          i. DELIVERY: "COMPLETE DELIVERY" shall include delivery by Beacon and acceptance by BVI of all items in Exhibit "DR", Exhibit "P", Exhibit "PI" and Exhibit "R" ("Complete Delivery"), which are attached hereto and incorporated herein by this reference. Beacon agrees that it shall, at its own cost and expense, deliver to BVI all materials required to make Complete Delivery of the Picture (subject to the terms of Paragraphs 22. and 23. below). In accordance with Exhibit "NP", any delivery costs incurred by BVI in connection with the delivery of the Picture shall be deemed a Distribution Cost and shall be recouped in the manner set forth in subparagraphs 3.b., 3.c., 3.d. and 3.e. above. Beacon agrees that it shall upon execution of this Agreement tender to BVI a set of fully executed copies of Exhibit "A-1" and Exhibit "A-2" with respect to each laboratory in which any of the items required for Complete Delivery is presently or shall prior to the Delivery Date be located. Beacon agrees that as part of Complete Delivery it shall upon execution of this Agreement tender to BVI executed copies of Exhibit "B-1" and Exhibit "B-2", which are attached hereto and incorporated herein by this reference. Beacon agrees (subject to the rights of SPE [of which Beacon shall give BVI written notice as part of Complete Delivery of the Picture to BVI]) to grant BVI access to any dubbed or subtitled versions of the Picture in any and all languages spoken in the BVI Territory. BVI agrees to grant Beacon access to any dubbed or subtitled versions of the Picture in any languages spoken in the Beacon Territory; provided, that Beacon shall pay all costs incurred in accessing such versions. For purposes of clarity, the parties agree that as to those items described in Exhibit "DR" and/or Exhibit "PI" as "Physical Delivery", Beacon shall make due and timely delivery of such items to BVI at Beacon's sole cost and expense. As to those items described in Exhibit "DR" and/or Exhibit "PI" as "Access", BVI shall be given access by Beacon to such items and BVI shall manufacture therefrom elements as required and all costs incurred by BVI in connection with such access and manufacture of elements shall be deemed recoupable Distribution Costs hereunder. Beacon represents and warrants that at the time of Complete Delivery and at all times thereafter all materials required to make Complete Delivery of the Picture to BVI (including, without limitation, the items specified on Exhibit "PI") shall be held solely in Beacon's name at a laboratory(ies) in the United States (provided, that BVI shall have a right of prior written approval with respect to the choice of such laboratory[ies]). BVI hereby approves Fotokem, Pascal Sound and Sound Deluxe (all in Los Angeles, California).

          j. VALIDATED BUDGET: As used herein, "VALIDATED BUDGET" shall mean the final budget that BVI validates, which Validated Budget shall include costs customarily included in connection with the acquisition of all underlying literary and musical rights with respect to the Picture and in connection with the preparation, production, and completion of the Picture (including the costs of materials, equipment, physical properties, personnel and services utilized in connection with the Picture, both "above-the-line" and "below-the-line"), contingency of up to Ten percent (10%) of the direct cash cost of the Picture ("CONTINGENCY PORTION")(which Contingency Portion shall be subject to the terms of Paragraph 8. below), completion bond fees (which shall take into account any rebates), customary financing fees (as applicable) and a fee in the amount of ^ ^ for producing and overhead (provided, that any so-called "soft costs" [i.e. costs not actually paid to third parties] other than the aforesaid producing and overhead fee which are part of the Validated Budget shall require the prior written approval of
BVI). No participation (whether in gross receipts or otherwise) shall be included in or made part of the Validated Budget. Beacon agrees to submit a final budget in accordance with the terms of this subparagraph 3.j. for validation by BVI on or before the commencement of principal photography of the Picture.

          k. CERTIFIED NEGATIVE COST: As used herein, the term "CERTIFIED NEGATIVE COST" shall mean the aggregate of direct, out of pocket costs, charges, and expenses paid, incurred and accrued in connection with the acquisition of all underlying literary, musical and other rights with respect to the Picture and in connection with the preparation, production, completion and Complete Delivery of the Picture by Beacon to BVI and SPE including the costs of materials, equipment, physical properties, personnel and services utilized in connection with the Picture, both "above-the-line" and "below-the-line" and including, without limitation, a fee in the amount of One Million Five Hundred Thousand Dollars ($1,500,000) for producing and overhead (provided, that any so-called "soft costs" other than the aforesaid producing and overhead fee which are part of the Certified Negative Cost shall require the prior written approval of BVI).

          l. FINAL NEGATIVE COST REPORT: Beacon shall, not later than Sixty [60] days after Complete Delivery of the Picture to BVI, deliver to BVI an "ESTIMATED FINAL NEGATIVE COST REPORT" (i.e. a report certified by the production accountant and authorized by an officer of Beacon setting forth the estimated Certified Negative Cost of the Picture together with sums reasonably expected to be expended within Sixty (60) days thereafter). A copy of (i) the Validated Budget and (ii) a detailed "FINAL NEGATIVE COST REPORT" (i.e. a report setting forth the final Certified Negative Cost of the Picture certified as true and correct by Beacon's production accountant and by a duly authorized officer of Beacon) shall be delivered to BVI within One Hundred Twenty (120) days after Complete Delivery of the Picture to BVI. The Advance if calculated on the Validated Budget shall be subject to later adjustments necessary by reason of any change in the Final Negative Cost Report.

          m. ^ ^ , BVI shall have the right exercisable in its sole discretion to (A) invoice Beacon for an amount equal to the BVI Negative Cost Refund (in which case Beacon shall pay BVI any and all such invoiced amounts within Ten [10] days following the date on which BVI transmits such invoice to Beacon) and if Beacon does not pay BVI an amount equal to the BVI Negative Cost Refund within the aforesaid Ten (10) day period, BVI shall have the right to (B) fully credit and deduct any or all of the BVI Negative Cost Refund not paid by Beacon within the aforesaid Ten (10) day period against and from any amounts due Beacon hereunder and/or under any other agreement(s) (including, without limitation, those with respect to the motion picture currently entitled "Playing God" [but excluding the agreement with respect to the motion picture currently entitled "Thousand Acres"]) between BVI (or any related or affiliated entity) and Beacon (or any related or affiliated entity). ^ ^.

          n. ACCOUNTING/AUDIT: Beacon shall be accorded audit and accounting rights as set forth in Exhibit "NP". Accordingly, Beacon agrees that it shall not have the right to audit Videogram Costs under this Agreement (including, without limitation, Videogram duplication and marketing costs)(provided, that BVI shall upon request issue Beacon an affidavit signed by a Financial Officer of BVI with respect to such manufacturing and distribution costs).

          o. BVI PRODUCTION AUDIT RIGHTS: BVI shall have the right to audit Beacon's work papers and books of account during reasonable business hours with respect to the Estimated Final Negative Cost Report, the Final Negative Cost Report, the Validated Budget and/or any other production and/or any other cost tracking and estimating reports for the Picture during the pre-production, production and post-production periods and for up to Thirty Six (36) months after delivery to BVI of the applicable Final Negative Cost Report. If BVI serves written notice on Beacon within the applicable Thirty Six (36) month period objecting to particular item(s) and stating the nature of the objection, then insofar as the specified items are concerned the Final Negative Cost Report shall not be final and binding. Beacon agrees that BVI shall have the right to have a designated fiscal representative on the set during all phases of production and at any and all post-production facilities and meetings _____ _______during all phases of post-production.

          p.     DAILIES:     BVI shall have the right to see all dailies on
cassette (wherever located) and all cuts including, without limitation, director's cuts. Notwithstanding the foregoing, Beacon agrees to promptly deliver to BVI (on 35mm film) copies of dailies for each day of the first three (3) weeks of principal photography.

          q. BEACON FUNDING RESPONSIBILITY: Provided BVI is not in breach of its obligations to pay the Advance and the Additional Advance subject to and in accordance with the terms of this Agreement, Beacon agrees to, and shall be solely responsible to, cause to be paid the full amount of the Validated Budget as and when needed to pay for costs of producing, completing and delivering the Picture to BVI hereunder (or otherwise as and when required by, and in the manner required by, the completion guarantor of the Picture), and to pay such completion guarantor all fees payable to such completion guarantor as and when due.

     4. BVI DISTRIBUTION CONTROL: BVI shall consult with Beacon prior to the initial theatrical release of the Picture in the BVI Territory and shall apprise Beacon of the planned release date, the general marketing concepts and the contemplated promotional approaches for the theatrical campaign. Notwithstanding the foregoing, BVI shall have, subject to the terms of this Agreement, complete, exclusive and unqualified discretion and control as to the time, manner and terms of distribution, exhibition and exploitation of the Picture, separately or in connection with other motion pictures, in accordance with such policies, terms and conditions and through such parties as BVI in its sole business judgment may determine proper or expedient and the decision of BVI in all such matters shall be binding and conclusive upon Beacon.
Except as expressly set forth herein, BVI makes no express or implied representation or warranty as to the manner or extent of any distribution or exploitation of the Picture nor as to any maximum or minimum amount of monies to be expended in connection therewith. BVI does not guarantee the performance by any subdistributor, licensee or exhibitor of any contract regarding the distribution and exploitation of the Picture. Beacon shall on request use its best efforts to provide BVI such documents as may be necessary or desirable for BVI to secure licenses and permits for the importation, exportation and distribution of the Picture. BVI shall neither distribute nor authorize distribution of any English language version of the Picture (excluding subtitled version of the Picture) in any medium in the BVI Territory prior to the date on which SPE causes the initial release of the Picture in such medium in the Beacon Territory (provided, that exhibition of the Picture at film festivals, invitational screenings and the like shall not qualify as "distribution" within the meaning of this final sentence of Paragraph 4.).

     5. CUTTING RIGHTS: BVI shall have the right to change, add material to, delete material from or edit the Picture only in order to conform with (i) the timing requirements of exhibitors and other end users of the Picture and/or (ii) the requirements of any recognized censorship board or agency in the BVI Territory (or any part thereof) or the censorship requirements of exhibitors or other end users (e.g. airplanes, ships, Television stations, etc.) in the BVI Territory (or any part thereof) and/or (iii) other legal requirements, subject to the DGA agreement and the obligations of Beacon to Wolfgang Peterson (of which Beacon shall give BVI a full written account at the time of Complete Delivery of the Picture to BVI).

     6.       REPRESENTATIONS AND WARRANTIES:

          a. Beacon hereby represents and warrants that: (i) Beacon is a subsidiary of Ascent Entertainment Group, Inc. ("Ascent"), which is a __________________corporation with its principal office at 1200 17th Street, Denver, Colorado 80202, (ii) Beacon is a Delaware corporation with its principal office at 1041 North Formosa Avenue, Suite 200, Santa Monica Building, Los Angeles, CA 90046, and is a corporation in good standing under the laws of Delaware; (iii) Presidential Productions, Inc. ("PPI") is a California corporation with its principal office at 1041 North Formosa Avenue, Los Angeles, CA 90046; (iv) Beacon is duly legally authorized to enter into this Agreement; (v) Beacon owns or controls all distribution rights in and to the Picture in the BVI Territory and all literary, dramatic and original musical material contained therein; (vi) neither the Picture nor any part thereof (including, without limitation, the title of the Picture) nor the exercise by any authorized party of any right granted to BVI hereunder will violate or infringe the copyright, trademark, trade name, patent or any literary, dramatic, musical, artistic, personal, private, civil or property right or right of privacy, right of publicity, or any other right of any person, firm or corporation or constitute unfair competition or defame any person, firm or corporation; (vii) Beacon has not entered into and will not enter into any agreement which is inconsistent with any of the provisions of this Agreement and will not exercise any right or take any action or license or authorize any other person to exercise any right or take any action or license which conflicts with or knowingly prejudices the rights herein granted to BVI; (viii) BVI shall not be obligated to make payments to any third party in connection with the Picture except as specifically provided in subparagraph 3.h. above; (ix) subject to applicable guild restrictions and to the extent permitted by pertinent talent agreements (which Beacon agrees to deliver pursuant to the terms of subparagraph 3.i. above), with respect to all persons appearing in the Picture, or performing production services therein, BVI has the right to issue and authorize publicity concerning such persons and the right to use, reproduce, transmit, broadcast, exploit, publicize and exhibit their names, likenesses, transcriptions, films and other reproductions thereof in connection with the distribution, exhibition, advertising and exploitation of the Picture including the right to exhibit trailers and excerpts from the Picture; (x) the Picture is unpublished; (xi) the Picture as delivered to BVI shall be free and clear of any claims, liens or encumbrances except those expressly permitted hereunder (or as expressly approved in writing by BVI);
(xii) Beacon is party to an agreement with Sony Pictures Entertainment ("SPE"), dated April 1, 1993, pursuant to which SPE shall cause the Picture to be released theatrically in the United States; (xiii) as between Beacon and BVI, Beacon shall be responsible for payment of One Hundred percent (100%) of all amounts set forth in the Validated Budget and/or components of the Certified Negative Cost; and (xiv) BVI will at no time be required to advance funding in connection with the Picture in excess of the Advance and the Additional Advance.

          b. Beacon agrees to indemnify and hold BVI harmless from any and all claims, actions or proceedings of any kind and from any and all damages, liabilities, costs and expenses (including reasonable outside attorney's fees and costs) relating to or arising: (i) out of any breach of any of the warranties, representations and/or agreements made by Beacon contained in this Agreement; (ii) out of any claim alleging facts which if true would constitute such a material breach of this Agreement by Beacon; and/or (iii) in connection with the pre-production, production and/or post-production of the Picture, including, but not limited to, Beacon's failure to supply BVI with a complete list of the Picture's credits.

          c. BVI agrees to indemnify and hold Beacon harmless from any and all claims, actions or proceedings of any kind and from any and all damages, liabilities, costs and expenses (including reasonable outside attorney's fees and costs) relating to or arising: (i) out of any breach of any of the warranties, representations and/or agreements made by BVI contained in this Agreement; (ii) out of any claim alleging facts which if true would constitute a material breach of this Agreement by BVI; and (iii) out of actions taken solely by BVI in connection with the marketing and distribution of the Picture, other than to the extent that the liability arises from (A) actions theretofore taken by Beacon or from the content of the Picture and/or (B) claims, actions or proceedings from which Beacon is obliged to indemnify and hold BVI harmless under the terms of subparagraph 6.b. above.

     7.  PAYMENTS BY BEACON TO BVI:

          a. MUSIC PUBLISHING RIGHTS: The following shall apply to all music composed and/or written for the Picture which is owned and/or controlled, in whole or in part, directly or indirectly, by Beacon or any affiliated music publisher ("Beacon Music"): Beacon (or its designee) shall administer the music rights throughout the BVI Territory. All of the Beacon Music shall be licensed by Beacon to BVI for no compensation so that BVI shall possess all rights necessary in the BVI Territory in the Beacon Music required for the exploitation of the Picture by BVI, as contemplated hereunder (excluding rights not included in the Rights Granted, for example, the soundtrack rights [subject to the terms of subparagraph 7.b. below]). Beacon shall be entitled to an administrative fee of ^ ^ with respect to any and all music publishing income (e.g. public performance, mechanicals, etc. or incidental uses) derived from exploitation of the Beacon Music in the BVI Territory including, without limitation, advances received by Beacon. The balance of the aforesaid music publishing income less songwriter royalties (if any) derived from exploitation of the Beacon Music in the BVI Territory shall be remitted by Beacon to BVI; provided, that such remitted income shall be applied by BVI toward recoupment by BVI of the Advance (and interest on the Advance) and the Additional Advance (and interest on the Additional Advance) until such time as BVI shall have recouped all such amount(s); provided, further, that following such recoupment of the Advance (and interest on the Advance) and the Additional Advance (and interest on the Additional Advance) by BVI, Beacon shall retain One Hundred percent (100%) of the aforesaid music publishing income (provided, that Beacon shall pay all songwriter royalties [if any]).

          b. SOUNDTRACK ALBUM: Beacon hereby grants BVI a Right of First Negotiation with respect to the exploitation of the soundtrack of the Picture for phonograph records, audio tapes, CDs or transcriptions (or any other form or medium of such nature separate from the Picture) in the BVI Territory (any and all of the foregoing "Soundtrack Rights") in accordance with the following terms: For purposes of this subparagraph 7.b., the term "Right of First Negotiation" means that if Beacon should desire to exercise any Soundtrack Rights in the BVI Territory, Beacon shall, in each instance, give written notice to BVI and immediately thereafter negotiate exclusively with BVI with respect to acquisition by BVI of such Soundtrack Rights and if, after the expiration of Forty Five (45) days following such notice from Beacon to BVI, no agreement shall have been reached, then Beacon shall be free to negotiate elsewhere with respect to such Soundtrack Rights.

          c. BVI MUSIC ACCOUNTING AND AUDIT RIGHTS: Beacon shall keep its books of account with respect to the rights specified in subparagraphs 7.a. and 7.b. (if applicable) above at its principal place of business in the United States. Beacon hereby grants BVI accounting and audit rights in connection Beacon's exploitation of the rights specified in subparagraphs 7.a. and 7.b. (if applicable) above which are coextensive with the rights granted by BVI to Beacon in subparagraphs VI.B. and VI.E. of Exhibit "NP".

     8. CONTINGENCY PORTION: In the event that Beacon elects to be paid the Advance in accordance with the terms of subparagraph 3.a.(i)(A) above, BVI shall fund BVI's applicable pro-rata percentage share of the Contingency Portion as part of the Advance on a cash-flow basis (subject to and in accordance with the applicable "Cash Flow Schedule") prior to delivery of the "Final Negative Cost Report" for the Picture on the following terms and subject to the following conditions:

          a. BVI shall be entitled to review the production expenses for the Picture, including weekly cost reports and the general ledger "show bible".

          b. BVI will at no time be required to advance contingent funding in an amount in excess of BVI's pro-rata percentage share of the Contingency Portion of the Validated Budget for the Picture.

          c. All funds advanced pursuant to this Paragraph 8. shall be subject to the terms and provisions applicable to the Advance.

          d. In the event that the contingency funding is advanced by BVI as contemplated herein during the course of production, BVI and Beacon will review the status of overall expenditures during post-production to ascertain whether the actual final cost of the Picture will be less than the amount of the Validated Budget.

          e. Failure by Beacon to comply with the conditions of this Paragraph 8. shall constitute a material breach by Beacon of this Agreement and BVI shall have all rights and remedies available to BVI as a result thereof; provided, that Beacon shall have an opportunity to cure any such material breach and default as described above in accordance with Paragraph
21. below.

     9. COPYRIGHT: Beacon represents and warrants that the copyright(s) in the Picture and in the literary, dramatic and original musical material upon which it is based or which are contained therein will be valid and subsisting during the Term and during the maximum period of copyright in the United States and those countries party to the Universal Copyright Convention, and that Beacon has not done or permitted and will not do or permit to be done any act or omission which would impair or diminish the validity or duration of such copyright(s). Beacon further represents and warrants that no part of the Picture or any such literary or dramatic material or original musical material provided by Beacon in connection with the Picture is or will be in the public domain during the maximum period of applicable copyright as a result of any act or omission by BVI. The Picture when delivered to BVI shall contain a copyright notice in the name of Beacon Communications Corp. as claimant in compliance with the Universal Copyright Convention in the BVI Territory and the Copyright Law of the United States. Beacon agrees to secure or have secured and register such copyright in the Picture and related properties in the United States and in such countries included in the BVI Territory as BVI reasonably requests with respect to copyrights which are eligible for copyright registration prior to Complete Delivery of the Picture in the BVI Territory. Subsequent to Complete Delivery of the Picture, Beacon shall sign all further documents BVI may reasonably request to protect and defend the copyright in the Picture; provided, that if Beacon fails to sign any such document within five (5) business days of BVI's written request, Beacon hereby appoints BVI its irrevocable attorney-in-fact to sign any such document for Beacon, and Beacon agrees that such appointment constitutes a power coupled with an interest and is irrevocable throughout the term of BVI's rights hereunder (i.e. in perpetuity). BVI shall provide to Beacon copies of any documents signed by BVI on behalf of Beacon hereunder; provided, that failure to provide such copies shall not be a breach hereof. BVI shall not be liable to Beacon for any action or failure to act on behalf of Beacon within the scope of authority conferred on BVI pursuant to this Paragraph 9. BVI agrees to give Beacon timely notice of any legal challenges to Beacon's copyright in the Picture in the BVI Territory in which BVI is duly served as a party.

     10. PRESS ANNOUNCEMENTS AND PREVIEWS: Beacon shall not (and Beacon shall not authorize or permit any person to) release information concerning the Picture to the press in the BVI Territory or preview the Picture in the BVI Territory either before or after delivery of the Picture to BVI without the express prior written consent of BVI. Beacon and BVI agree that the initial press announcement regarding BVI's acquisition of the Picture shall be subject to the mutual prior approval of the parties hereunder.

     11.  SECURITY INTEREST/COPYRIGHT MORTGAGE/COMPLETION BOND:

     The following provisions with respect to Beacon's obligations to grant and to cause Presidential Productions, Inc. to grant, to BVI a security interest and copyright mortgage in the Picture, as well as the obligations of Beacon with respect to a completion bond, shall apply regardless of whether Beacon elects to receive payment of the Advance in accordance with the terms of subparagraph 3.a.(i)(A) or subparagraph 3.a.(i)(B) above:

          a. Concurrent with the execution hereof, Beacon shall execute and deliver, and shall cause PPI to execute and deliver, to BVI the Exclusive License of Distribution Rights, Security Agreement & Mortgage of Rights Including Copyright in the form attached hereto as Schedule "PE-1" (the "BVI Security Agreement") pursuant to which Beacon and PPI shall jointly and severally grant and assign to BVI a continuing first priority lien and security interest in and to and copyright mortgage on the "Collateral" (as such term is defined in subparagraph 2.(a) of the BVI Security Agreement), on and subject to the terms and conditions contained in the BVI Security Agreement.

          b. At the request of Beacon, BVI agrees to negotiate in good faith and enter into an inter-creditor agreement in form and substance satisfactory to BVI with Beacon, any bank or financial institution providing production financing for the Picture, the completion guarantor for the Picture, any other distributor of the Picture granted rights by Beacon, the Screen Actors Guild and/or the Director's Guild of America; provided, that such inter-creditor agreement shall provide that (i) no secured party other than BVI shall have any interest in the Collateral described in subsections
(i) and (ii) of subparagraph 2.(a) of the BVI Security Agreement; (ii) no secured party shall have a security interest which is of higher priority than, or equal priority to, the first priority security interest of BVI in the Collateral described in subsection (iii) of subparagraph 2.(a) of the BVI Security Agreement; (iii) no secured party shall have a security interest which is of higher priority than the first priority security interest of BVI in the Collateral described in subsections (iv) through (vii) of subparagraph 2.(a) of the BVI Security Agreement; and (iv) all such other secured parties shall agree not to exercise any rights or interests, take any action or do anything which would disturb or interfere with BVI's exercise and quiet enjoyment of the distribution and other rights granted to BVI hereunder and under the BVI Security Agreement.

          c. Beacon agrees to obtain a completion bond with respect to the Picture in form and substance satisfactory to BVI naming BVI as the sole beneficiary thereof; provided, that BVI shall have a right of prior approval with respect to the identity of the company issuing the aforesaid completion bond; provided, further, that BVI hereby approves Fireman's Fund and Insurance Company.

          d. BVI shall enter into a distributor's assumption agreement or comparable agreement with any of the applicable unions or guild, consistent with BVI&Otilde;s past practices, solely with respect to the BVI Territory.

     12. RIGHT OF FIRST NEGOTIATION/RIGHT OF FIRST REFUSAL for Remakes/Sequels/Television Series/Direct to Video, etc.: Beacon represents and warrants that it owns and controls all production and distribution rights in the BVI Territory with respect to any sequel, remake, additional feature film(s) and/or television series and/or specials and/or direct to video productions based, in whole or in part, on the Picture (subject to the rights of Wolfgang Petersen, Gail Katz and Andrew Marlowe, of which Beacon shall give BVI a full written account as part of Complete Delivery of the Picture to BVI [Beacon represents and warrants that each of the aforesaid parties has a right of first negotiation to render services in connection with a motion picture and television sequel(s) and remakes to the Picture]) (collectively, "Sequel[s]", such rights, "Sequel Rights"). Beacon hereby grants to BVI a Right of First Negotiation and a Right of First Refusal with respect to the acquisition of all distribution rights for the BVI Territory with respect to any and all Sequel(s) to the Picture in accordance with the following provisions:

            a. For purposes of this Paragraph 12., the term "Right of First Negotiation" means that if Beacon should desire to exercise any Sequel Rights, Beacon shall in each instance give written notice to BVI and immediately thereafter negotiate with BVI with respect to acquisition by BVI of such Sequel Rights and if, after the expiration of Sixty (60) days following such notice from Beacon to BVI, no agreement shall have been reached, then Beacon shall be free to negotiate elsewhere with respect to such Sequel Rights, subject to BVI's Right of First Refusal set forth in subparagraph 12.b.
below.

          b. For purposes of this subparagraph 12.b., the term "Right of First Refusal" means that if Beacon and BVI fail to reach an agreement pursuant to BVI's Right of First Negotiation under subparagraph 12.a. above, Beacon shall not at any time enter into an agreement with a third party regarding such of the Sequel Rights in the BVI Territory on "Financial Terms" less than or equal to ^ ^ of BVI's last written bona fide proposal (for the purposes of this subparagraph 12.b., the term "Financial Terms" shall be deemed to be comprised of the provisions of an agreement regarding [distribution fees and advance]). Beacon must in each instance resubmit to BVI a proposed third party offer if such third party offer is less than or equal to ^ ^ of BVI's last bona fide proposal, then BVI shall have a period of Fifteen (15) business days to accept such resubmitted offer by written notice to Beacon. If such third party offer is greater than the aforesaid last written bona fide proposal of BVI, then Beacon shall have no obligation under the terms of this subparagraph 12.b. to resubmit such third party offer to BVI.

          c. If BVI chooses not to accept the Financial Terms of an offer by a third party, Beacon shall have a period of Forty Five (45) days thereafter to enter into an agreement with such third party (but no other party) upon Financial Terms equal to or better than such applicable Financial Terms which BVI declined to match pursuant to the terms of subparagraph 12.b. above. Beacon may not enter into an agreement with such third party after the expiration of the aforesaid Forty Five (45) day period or enter into an agreement on any terms with any other party at any time with respect to such of the Sequel Rights without first offering BVI the opportunity to acquire such of the Sequel Rights in accordance with the procedure set forth hereinabove; provided, further, that BVI's option shall continue in full force and effect, upon all of the terms and conditions of this Paragraph 12. (subject to the terms of subparagraph 12.c. below), so long as Beacon retains any right, title or interest in or to the Picture; provided, further, that BVI's option shall inure to the benefit of BVI, its successors and assigns, and shall bind Beacon and Beacon's successors and assigns.

          d. It is understood and agreed that if under the foregoing terms of this Paragraph 12., BVI fails to acquire certain specified Sequel Rights, then BVI's rights under this Paragraph 12. with respect such specified rights in the succeeding Sequels shall terminate. By way of example only, if BVI pursuant to the terms of subparagraph 12.a. and 12.b. above does not acquire distribution rights in the BVI Territory in Air Force One II (i.e. the immediate Sequel to Air Force One), then BVI shall have no rights (subject to the terms of subparagraph 12.e. below) under this Paragraph 12. with respect to Air Force One III (i.e. the next immediate Sequel to Air Force One II). However, BVI would retain all Sequel Rights other than such specified Sequel Rights, e.g. in the preceding example, BVI would retain Sequel Rights with respect, inter alia, to a television series based on the Picture.

          e. The parties agree that the Sequel Rights and any and all exercise thereof shall be subject to the following condition: In no event shall Beacon exercise any (i) production or (ii) distribution rights in the BVI Territory with respect to any Sequel or Sequels to the Picture prior to the date which is three (3) years following the date of the initial theatrical release of the Picture by BVI in the BVI Territory.

     13. ERRORS AND OMISSIONS INSURANCE: Beacon shall obtain and maintain Motion Picture and Distributor's Errors and Omissions Insurance in a customary form from Fireman's Fund or a qualified insurance company reasonably acceptable to BVI naming BVI a named insured. Such insurance shall be for a minimum of ^ ^ with respect to any one (1) claim relating to the Picture and ^ ^ with respect to all claims relating to the Picture in the aggregate. The policy shall be for an initial period of not less than three (3) years commencing as of the date on which principal photography of the Picture began and shall provide for Thirty (30) days prior written notice to BVI in the event of any revision, modification or cancellation and that it shall be deemed primary insurance and that any insurance obtained by BVI shall be excess insurance not subject to exposure until the coverage of Beacon's policy shall be exhausted.

     14. WAIVER OF INJUNCTIVE RELIEF: As between Beacon and BVI, Beacon hereby irrevocably waives any right to injunctive relief or rescission of rights, and hereby agrees that Beacon's sole and exclusive remedy in the event of any breach or alleged breach of this Agreement by BVI and/or its parent and/or subsidiaries of its parent shall be solely an action for damages.

     15. NO THIRD PARTY BENEFICIARIES: This Agreement is not made and shall not inure to the benefit of any person not a party hereto and shall not be deemed to give any right or remedy to any third party (including any audit rights).

     16. GOVERNING LAW: This Agreement shall be governed by the laws of the State of California applicable to agreements executed and to be wholly performed therein. Beacon's consent to such jurisdiction is with respect to this Agreement only.

     17.     JURISDICTION/AGENT FOR SERVICE:   Beacon and BVI hereby
irrevocably submit to the jurisdiction of any California State or Federal court sitting in Los Angeles, California in any action or proceeding arising out of or relating to this Agreement, and Beacon and BVI hereby irrevocably agree that all claims in respect of such action or proceeding shall be heard and determined in such California State or Federal court. Beacon and BVI hereby irrevocably waive, to the fullest extent each may effectively do so, any and all objections to jurisdiction or venue in those courts in any such action or proceeding. Beacon appoints TOM BLISS, BEACON COMMUNICATIONS CORP., 1041 NORTH FORMOSA AVENUE, SUITE 200, SANTA MONICA BUILDING, LOS ANGELES, CALIFORNIA 90046, as its agent to receive, on behalf of Beacon and its property, service of copies of the summons and complaint and any other process which may be served in any such action or proceeding. Such service may be made by mail or by delivering a copy of such process to Beacon in care of the agent named above with a copy served on Beacon at Beacon's last known address, and Beacon hereby irrevocably authorizes and directs such agent to accept such service on its behalf. Beacon and BVI agree that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing herein shall affect the right of Beacon or BVI, as the case may be, to serve legal process in any other manner permitted by law.

     18. ASSIGNMENT: BVI shall have the right to assign this Agreement and its rights and obligations hereunder in whole or in part to any of its affiliates, subsidiaries and any entity owning all the stock of BVI. Furthermore, BVI shall have the right to assign this Agreement and its rights and obligations hereunder in whole or in part to any limited partnership or other entity which (i) has a subsidiary of The Walt Disney Company as a general partner thereof or is controlled by a subsidiary of The Walt Disney Company and (ii) has entered into a distribution agreement with BVI including, without limitation, Constellation Film Partners I, L.P. In the event that BVI should exercise the aforesaid right to assign rights and obligations hereunder, BVI shall remain liable for the performance of such obligations to the extent that the assignee fails to perform such obligations.

     19. CONFIDENTIALITY: BVI and Beacon mutually agree that the terms of this Agreement are confidential and shall not, without the prior written consent of the applicable party, be disclosed to any unauthorized person(s), firm(s), corporation(s) or other entity, all of whom shall be informed of the confidential nature of this Agreement and shall agree to be bound by the terms and conditions of this Agreement including, without limitation, this Paragraph 19.

     20. PAYMENTS: Subject to the terms of subparagraph 3.a.(iii) above, all payments to Beacon hereunder shall be made care of the following address:

               Beacon Communications Corp.
               1041 North Formosa Avenue
               Suite 200
               Santa Monica Building
               Los Angeles, CA  90046
               Attention:  Cynthia McWethy

     21. RIGHT TO CURE: No non-recurring act or omission of any party shall constitute an event of default or breach by such party of this Agreement unless the non-breaching party shall first notify the party in writing setting forth such alleged breach or default and such party shall not cure the same within Ten (10) days after receipt of such notice; provided, however, that any intentional breach of a material obligation of this Agreement which is not capable of cure shall not require the foregoing notice and cure period prior to constituting an event of default or breach under this Agreement.

     22. FORCE MAJEURE: The parties agree that the Delivery Date shall be subject to events of Force Majeure including, without limitation, fire, earthquake, flood, epidemic, accident, explosion, strike, riot, civil disturbance, embargo, war or act of God; provided, that if Beacon has not made Complete Delivery of the Picture to BVI on or before the date which is Ninety
(90) days following the Delivery Date, then BVI shall have the right to terminate this Agreement by written notice to Beacon (provided, that if BVI should so terminate the Agreement, then Beacon shall within Thirty [30] days following such termination by BVI pay BVI an amount equal to all sums theretofore paid to Beacon by BVI hereunder [with interest at the rate specified in subparagraph 3.a. above, from the date of receipt of such funds by Beacon, in each instance]).

     23. FOREIGN PREPARATION: It is understood and agreed that the terms of this Paragraph 23. shall in no way be construed so as to limit the rights of BVI under Paragraph 4. above. Nor in any way shall the terms of this Paragraph 23. be construed to expressly or by implication set forth any representation or warranty by BVI with respect to the manner or extent of any distribution or exploitation of the Picture by BVI.

          a. BVI RELEASE DATE: It is understood and agreed that Beacon will use its best efforts consistent with the Validated Budget to make delivery of the English language version of the Picture ("American Version") to Sony and BVI by July 15, 1997 (subject to the terms of Paragraph 22. above) so as to enable Sony to cause the Picture to be theatrically released in the United States on or about August 1, 1997. Beacon acknowledges that BVI requires between six (6) to eight (8) weeks to adapt (e.g. dub, subtitle) the American Version of the Picture for release in major foreign countries. Beacon also acknowledges that if the American Version of the Picture is delivered to Sony in such time as to enable Sony to cause the Picture to be theatrically released in the United States on or about August 1, 1997, BVI shall consider causing the Picture to be released in major foreign countries between four (4) to eight (8) weeks later. However, if the American Version of the Picture is delivered to Sony in such time as to enable Sony to cause the Picture to be theatrically released on or about September 1, 1997 or later, then BVI shall consider causing the Picture to be theatrically released in major foreign countries "day and date" with the American release. Therefore, if Beacon does not deliver the American Version to BVI on or before July 15, 1997, BVI shall require access and Beacon shall afford BVI access to all 35 mm work elements in order to manufacture foreign elements in a timely manner (all such activities, "Foreign Preparation"); provided, that such access does not materially interfere with Beacon's completion of the Picture. Beacon agrees that One Hundred percent (100%) of the additional costs in the course of the aforesaid Foreign Preparation incurred by BVI on account of the delivery of the Picture after July 15, 1997 shall be deemed recoupable Distribution Costs under the terms of subparagraph 3.b.(ii) of this Agreement.

          b. FOREIGN DUBBING PREPARATION: Beacon acknowledges that dubbing the Picture for exploitation by BVI in so-called "dubbing territories" in the BVI Territory requires between six (6) to eight (8) weeks of preparation including, without limitation, selection and testing of dubbing actors, etc. Beacon further acknowledges that any attempt by BVI to adhere to the above-referenced distribution scheme (stated in relation to the date of Beacon's delivery of the Picture to Sony) shall require BVI to have access to certain material including, without limitation, all film and video elements with respect to the Picture. Beacon agrees to use its best efforts to cooperate with BVI in the course of its foreign dubbing preparation including, without limitation, affording BVI prompt access to any and all of the aforesaid materials as requested by BVI.

          c. FOREIGN CENSORSHIP BOARDS: Beacon acknowledges that many major foreign countries including, without limitation, Australia and the United Kingdom, have film censorship boards which must review and pass on all films to be publicly exhibited within such countries. Beacon further acknowledges that a 35 mm copy of the Picture must be submitted by BVI to each such board in the BVI Territory no less than eight (8) weeks prior to the date on which the BVI hopes to cause such film to be publicly exhibited. Hence, with a view to the BVI distribution scheme sketched above, Beacon agrees to provide BVI with a 35 mm double system copy of the existing version of the Picture no less than eight (8) weeks prior to the Delivery Date (as applicable).

     24. PUBLICITY RESPONSIBILITIES OF BEACON: Beacon agrees to use its reasonable efforts make Harrison Ford available for press and interviews in the BVI Territory at a reasonable time prior to the initial theatrical release of the Picture by BVI in the BVI Territory.

     25. NOTICE: All notices, payments, accountings and other data which BVI is required or may desire to send or deliver to serve upon Beacon shall be delivered in person to an officer of Beacon, or deposited in the United States mails, postage prepaid and registered, or by air courier or by overnight mail, addressed to Beacon at:

               Beacon Communications Corp.
               1041 North Formosa Avenue
               Suite 200
               Santa Monica Building
               Los Angeles, CA 90046


     Copy to:     Michael A. Mayerson, Esq.
               Loeb & Loeb LLP
               10100 Santa Monica Boulevard
               Suite 2200
               Los Angeles, CA 90067-4164

or at such other address or addresses as Beacon may designate from time to time in writing.

     All notices, payments, accountings, and other data which Beacon is required or may desire to send or deliver to or serve upon BVI shall be delivered in person to an officer of BVI, or deposited in the United States mails, postage prepaid and registered, or deposited in the telegraph office with all charges prepaid or provided for, addressed to BVI at:

               Buena Vista International, Inc.
               350 South Buena Vista Street
               Burbank, CA   91521
               Attention:  Senior Vice President
  Acquisitions and Business Affairs

     The date of personal delivery, mailing, or delivery of such notice shall be deemed the date or service of such notice or payment, unless otherwise specified herein; provided, that any notice which commences the running of any period of time for the exercise of any option or the performance of any other act by BVI (or of Beacon, provided that Beacon is still operating business at the notice address set forth above or as otherwise notified to BVI hereunder) shall be deemed served when so delivered.
     26. EXHIBIT "NP": In the event that the terms of this Agreement conflict with the terms of Exhibit "NP" or the terms of any other exhibit attached hereto (including, without limitation, Exhibit "SDT"), the terms set forth in the Agreement will control.

     27. EXHIBITS: Exhibits "R", "PE" and "PI" are attached hereto and incorporated herein by this reference.

     Please confirm your acceptance of the foregoing by signing in the space provided below.

                         BUENA VISTA INTERNATIONAL, INC.

                         By:___________________________

                         Its:__________________________


ACCEPTED AND AGREED TO:

BEACON COMMUNICATIONS CORP.

By:___________________________

Its:__________________________

I.D.#_________________________


     I accept the designation as agent for service of process as set forth in Paragraph 17. above.

_______________________________
     Tom Bliss

Exhibit 10.2

^ Confidential Treatment Requested


                                   TERM SHEET
                     LOCAL TELEVISION LICENSE AGREEMENT FOR
                      DENVER NUGGETS AND COLORADO AVALANCHE


TERM:

Seven years, beginning July 1 with the 1997-98 season. At least ninety (90) days prior to October 1, 2003, the teams and Fox shall negotiate, confidentially and exclusively, in good faith with each other with respect to the terms and conditions under which Fox may acquire exclusive rights to a subsequent term of at least five years. Should Fox and the teams be unable to reach an agreement by October 1, 2003, the teams will present an offer acceptable to the teams, of at least five years in duration, under which Fox would retain the rights. Fox will then have the opportunity to accept or decline the offer within a period of fourteen days. Should Fox decline the offer, the teams shall be free to negotiate and conclude an agreement with any third party, but not on terms more favorable to the third party than those presented to Fox.

RIGHTS:

Ascent will license to Fox Sports its traditional local free over-the-air and cable television rights for 65 regular season games and all available playoff games of each of the Denver Nuggets and Colorado Avalanche. These rights will be subject to the rules, regulations and national television contracts of the NBA and NHL. Fox will assume all of the teams existing free over-the-air obligations.

Fox's rights shall be exclusive within the teams' territories and shall include all forms of television including, free standard over-the-air, CABLE, DBS, MMDS, MDS, STV, LMDS, SMATV, Narrow and Broadband Services (to the extent they are delivered as part of the entire service in full screen live video with delivery securely restricted to applicable television territories), OVS and Video Dial Tone. Pay-per-view games will be included only by mutual agreement. Should any rights for Internet (except as noted above) or non-traditional or undeveloped rights become available, Fox shall have rights of first negotiation and first refusal for such rights.

Fox will have the right to determine the split between over-the-air and cable telecasts, provided that Fox will make a reasonable effort to clear a minimum of 20 games for each team on over-the-air television. Under no circumstances shall Fox telecast more than half of either team's televised games on over-the-air television. The teams can require Fox to provide carriage of playoffs on either free over-the-air or cable television, with Fox to decide between the two in its reasonable discretion, subject to existing free over-the-air obligations.

RIGHTS
FEES:

Fox Sports will pay Ascent the following rights fees for 65 regular season games of the Denver Nuggets and Colorado Avalanche during the corresponding regular season:

               1997-98        ^
               1998-99
               1999-00
               2000-01
               2001-02
               2002-03
               2003-04        ^

In addition, for first round playoff games, the rights fee per game will be ^ times the average regular season game fee for the corresponding regular season. For subsequent round playoff games, the rights fee will be ^ times the average regular season game fee for the corresponding regular season.

PLAYOFF
BONUSES:

In any year a team makes the playoffs the following bonus will be paid:

               First round             ^
               Second round
               Conference Finals
               Finals
               Finals winner           ^

The bonus is payable as part of the next season's rights fee. The bonus is not cumulative.

STRUCTURE:

^

^   If fewer than 65 games per team per season are available for telecast by
Fox, then payments will be reduced pro rata and refunded within 30 days of the end of the applicable respective playing seasons. With respect to force majeure events, strikes or lock outs, the parties shall negotiate terms no less favorable than Fox has agreed to with other teams.

LEAGUE
FEES:

The teams will be responsible for certain league fees, and Fox Sports will be responsible for all outer market and extended market fees.

PRODUCTION:

Fox will be responsible for all production costs and will use the talent currently employed by the teams at Fox's cost. Should the current talent employed by the teams not be available in any year during the agreement, Fox and the teams shall mutually agree on the new talent. The talent fee will be a negotiated fee, in line with fees paid by Fox at other networks. Fox will employ the producer/director employed by the teams for a minimum of 40 events during each year of the agreement. The fee for the producer/director will be negotiated and will be in line with fees paid by Fox at its other networks.

ADVERTISING:

The teams will retain two (2) minutes in each broadcast, at no cost, for use in promoting the teams and/or ticket sales to the team's games. No sponsor tags will be allowed in these promotional spots if they conflict with a Network sponsor. Fox will provide Ascent with an additional two (2) minutes in each broadcast at 50 percent of Fox's prior year average rate for sale to naming and founding sponsors of the Pepsi Center.

Fox and the teams will agree to an appropriate level of exclusivity for naming and founding sponsors but both parties agree that the degree of exclusivity in a category will be related to the total commercial time (from both the teams and Fox inventory) a sponsor obtains.

Fox shall honor all over-the-air television advertising time commitments and any applicable and corresponding category exclusivities (subject to Fox's standard time buy requirements for exclusivity) in existing team sponsorship agreements and shall work with the teams in negotiating pending team sponsorship agreements to best serve the prospective team sponsors for the 1997-98 and 1998-99 NBA and NHL seasons. Accordingly, Fox and the teams shall negotiate, in good faith, to determine the amount of the payments to Fox for television advertising based on average market rates obtained by Fox for comparable Nuggets and Avalanche inventory, rather than any existing advertising rate financial commitments to the sponsors for the 1997-98 and 1998-99 NBA and NHL seasons. The teams and Fox will negotiate ways in which sales to television sponsors and team sponsors can be coordinated.

ARENA:

The teams and Fox will negotiate a package of tickets, suite ownership, signage, etc., to be provided to Fox reasonably similar to the packages provided to the teams' local television rights holders for the 1996-97 season. The teams will not provide tickets, suites, logo rights, signage etc. to Fox for Fox to pass-through to television sponsors, as all such non-television sponsorship elements will be retained by the teams for sale to sponsors. In addition to the negotiated package, Fox will have the right to purchase additional tickets on a priority basis for its sponsors.

RENEGOTIATION:

To the extent that any change is made in the rules, regulations or national broadcasting agreements of either the NBA or NHL which materially and adversely affects the rights of either party hereunder and which it not otherwise compensated under the terms of the agreement, then the relevant team will negotiate in good faith an appropriate amendment to this agreement, which may be one that changes the fees payable to such team by Fox Sports.

WNBA:

Fox agrees that if the NBA awards Denver a WNBA team, Fox shall broadcast the team's available local games on either free over-the-air or cable television for the term of this agreement on terms to be more fully negotiated, but not to include the team retaining 70 percent of advertising time on over-the-air broadcasts.

This Terms Sheet summarizes the principal points of the agreement between the parties and, after approval by the leagues, will be binding on and enforceable against the parties, and govern their conduct until such time as the parties enter into a more complete license agreement, the final form of which will be subject to the approval of the leagues.
Agreed and Accepted:


Ascent EntertainmentFox Sports Rocky Mountain
Group, Inc.


By: /s/ Arthur M. Aaron                       By:/s/ Robert L. Thompson
Its: Vice President,                          Its:Senior Vice President
Business and Legal Affairs