Form 10-K
period 1997-12-31
ASCENT ENTERTAINMENT GROUP INC
filed 1998-03-30
CIK 1002666

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on Which
          Title of Each Class                             Registered
          -------------------                   ------------------------------
          Common Stock, par value $.01          NASDAQ National Market

          Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  X  Yes        No
                                               ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant was $320,275,000 based on a price of $10.78 per share, which was the average of the bid and asked prices of such stock on March 3, 1998, as reported on the NASDAQ National Market reporting system.

     29,755,600 shares of Common Stock were outstanding on March 3, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement with respect to its annual meeting of stockholders is incorporated herein to Part III of this document by reference.

                                  TABLE OF CONTENTS
                                                                        PAGE
PART I
ITEM 1.  BUSINESS                                                         3
         GENERAL INFORMATION                                              3
         MULTIMEDIA DISTRIBUTION                                          4
           ON COMMAND CORPORATION                                         4
              GENERAL                                                     4
              OCC OPERATING AND GROWTH STRATEGY                           5
              SERVICES AND PRODUCTS                                       6
              TECHNOLOGY                                                  8
              SALES AND MARKETING                                         9
              INSTALLATION AND SERVICE OPERATIONS                        10
              HOTEL CONTRACTS                                            10
              SUPPLIERS                                                  10
              COMPETITION                                                11
              INTERNATIONAL MARKETS                                      13
              INVESTMENT IN OCC                                          13
           ASCENT NETWORK SERVICES                                       14
         ENTERTAINMENT                                                   15
           COLORADO AVALANCHE AND DENVER NUGGETS                         15
              GENERAL                                                    15
                SOURCES OF REVENUE                                       16
                  TICKET SALES                                           16
                  TELEVISION, CABLE AND RADIO
                   BROADCASTING                                          17
                  OTHER SOURCES                                          17
                NBA AND NHL GOVERNANCE                                   18
                COLLECTIVE BARGAINING                                    19
                COMPETITION                                              19
                BROADCAST OPERATIONS                                     20
           THE PEPSI CENTER                                              20
           BEACON COMMUNICATIONS                                         22
          OTHER BUSINESS INTERESTS                                       25
          REGULATION                                                     25
          PATENTS TRADEMARKS AND COPYRIGHTS                              25
          EMPLOYEES                                                      26
ITEM 2.   PROPERTIES                                                     26
ITEM 3.   LEGAL PROCEEDINGS                                              27
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            27
          EXECUTIVE OFFICERS OF THE REGISTRANT                           28

PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                            29
ITEM 6.   SELECTED FINANCIAL DATA                                        30
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            33
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    44

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                            67
PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             67
ITEM 11.  EXECUTIVE COMPENSATION                                         67
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                     67
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 67
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K                                                       67

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

ITEM 1.  BUSINESS

                         GENERAL INFORMATION

     Ascent Entertainment Group, Inc. ("Ascent" or the "Company") operates diversified media and entertainment production and distribution businesses characterized by well-known franchises. The Company conducts its business in two segments, Multimedia Distribution and Entertainment. The Company's approximately 57% owned publicly traded subsidiary, On Command Corporation
("On Command" or "OCC"), is the largest provider (by number of hotel rooms served) of on-demand in-room video entertainment services to the domestic lodging industry. The Company's Ascent Network Services ("ANS") division is the primary provider of satellite distribution support services that link the National Broadcasting Company ("NBC") television network with 170 of its affiliated stations nationwide. The Company also owns two professional sports franchises - the National Hockey League ("NHL") Colorado Avalanche and the National Basketball Association ("NBA") Denver Nuggets. In order to enhance the asset value of its sports franchises and to take advantage of the growing popularity of the NHL and NBA, as well as to augment the revenues and operating cash flows of its two sports franchises, the Company has commenced construction of the Pepsi Center, a new state-of-the-art sports and entertainment center in downtown Denver seating up to 20,000 to house the Avalanche, the Nuggets and other live entertainment events. The Pepsi Center is scheduled to be completed by the fall of 1999 and available for use in the 1999-2000 NHL and NBA seasons. Finally, the Company owns Beacon
Communications Corp. ("Beacon"), an independent motion picture and television production company whose most recently produced films include AIR FORCE ONE, A THOUSAND ACRES and PLAYING GOD.

     The Company is a Delaware corporation and was incorporated in 1995. The Company was formed by COMSAT Corporation ("COMSAT") to organize COMSAT's multimedia distribution and entertainment assets under one management group. An initial public offering (the "Offering") of Ascent's common stock was completed in December 1995. As a result of the Offering, COMSAT owned 80.67% of the Company's common stock.

     COMSAT originally became involved in the entertainment industry through its acquisition of the multimedia distribution businesses, ANS and On Command Video Corporation ("OCV"), and its initial acquisition of an interest in the Nuggets. COMSAT expanded the Company by acquiring complementary entertainment businesses, including increasing its investment in OCV and the Nuggets and acquiring the Avalanche, Beacon, and other related interests. In 1996, the Company formed OCC to combine OCV and the assets and certain liabilities of Spectravision, Inc. ("SpectraVision"), at the time the second largest provider of in-room on-demand video entertainment services to the domestic lodging industry.

     In connection with the Offering, the Company and COMSAT entered into a Services Agreement, pursuant to which COMSAT provided certain services to the Company; a Corporate Agreement, which provided COMSAT with certain control rights, including with respect to the Company's board of directors, equity securities, and Certificate of Incorporation and Bylaws; and a Tax Sharing Agreement related to the treatment of Ascent as part of COMSAT's consolidated tax group (See Note 14 to the Company's Consolidated Financial Statements).

     On June 27, 1997, COMSAT consummated the distribution of all of its ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution") pursuant to a Distribution Agreement dated June 3, 1997, between Ascent and COMSAT. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement terminated the Corporate Agreement, the Tax Sharing Agreement and the Services Agreement. In addition, pursuant to the Distribution Agreement, certain restrictions were put into place to protect the tax-free status of the Distribution. Among the restrictions, Ascent is not allowed to issue, sell, purchase or otherwise acquire stock or instruments which afford a person the right to acquire the stock of Ascent until July 1998. Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize future tax benefits and will not receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during 1998 and thereafter. (See Note 14 to the Company's Consolidated Financial Statements.)

                              MULTIMEDIA DISTRIBUTION

                               ON COMMAND CORPORATION

 GENERAL

     OCC is the largest provider (by number of hotel rooms served) of on-demand in-room video entertainment and information to the domestic lodging industry, according to a report published by Paul Kagan Associates, Inc., an industry analyst. The Company believes that OCC's leading market position results from a combination of its extensive installed room base, the quality of its proprietary technology and its focus on customer service. OCC generally provides its in-room video entertainment services pursuant to exclusive long-term contracts, primarily with large national business and luxury hotel chains such as Marriott, Hilton, Hyatt, Doubletree, Fairmont, Embassy Suites, The Four Seasons and Holiday Inn. These hotels generally have higher occupancy rates than economy and budget hotels, which is an important factor contributing to higher buy rates for pay-per-view service. As of December 31, 1997, OCC had an installed room base of approximately 893,000 rooms (of which 765,000 were served by on-demand pay-per-view systems and 128,000 were only served by scheduled pay-per-view systems) in approximately 3,062 hotels worldwide.

     In addition to installing OCV systems in hotels served by OCV, OCV sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCV's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties, and MagiNet Corporation (formerly Pacific Pay Video Limited), which has been licensed to use OCV's system to provide on-demand in-room entertainment in the Asia-Pacific region.

     In October 1996, OCC acquired the assets and certain liabilities of SpectraVision (the "Acquisition"). Immediately prior to the Acquisition, OCV, formerly an 84% (78.4% on a fully diluted basis) owned subsidiary of the Company, was merged with a subsidiary of OCC, On Command Merger Corporation, and OCV as the surviving corporation became a wholly owned subsidiary of OCC (the "Merger" and with the Acquisition, the "OCC Transactions"). On Command Development Corporation, a wholly owned subsidiary of OCC, develops technologies to be used by OCV and SpectraVision to support and enhance OCV's and SpectraVision's operations and to develop new applications to be marketed by OCV and SpectraVision.

     The Acquisition enhanced OCC's position as the leading provider of on-demand in-room video entertainment services to the domestic lodging industry and approximately doubled the number of installed rooms served by OCC. The conversion of SpectraVision rooms to OCC's on-demand system is expected to result in higher average room revenues and lower operating costs. The Acquisition also increased OCC's international base of rooms better positioning it to expand further into international markets, which represent a significant growth opportunity for OCC. As of December 31, 1997, approximately 13.4% of OCC's hotel rooms served, or 120,000 rooms, are located in international markets.

     OCC's primary on-demand system currently is the OCV system, a patented video selection and distribution system that allows guests to select at any time from 20 to up to 50 motion pictures on computer-controlled television sets located in their rooms. By comparison, hotels still equipped with SpectraVision technology generally offer fewer choices if served by SpectraVision on-demand systems or only offer hotel guests eight movies per day at scheduled times or some combination thereof. Management expects to have a substantial majority of SpectraVision rooms converted to OCV's on-demand system by 2000. OCC also provides in-room viewing of free-to-guest programming of select cable channels (such as HBO, Showtime, ESPN, CNN, WTBS and the Disney Channel) and other interactive services. The high speed, two-way digital communications capability of the OCV system enables OCC to provide advanced interactive features, such as video games, in addition to basic interactive services such as video checkout and guest surveying. In addition to the design innovation and quality of its products, OCC considers a focus on customer satisfaction as central to the maintenance and growth of its business.

 OCC OPERATING AND GROWTH STRATEGY

     The Company believes that the superior on-demand capability and range of services offered as well as the system reliability and high quality service of OCC's on-demand video technology, its long-term contracts primarily with national business and luxury hotel chains and high pay-per-view movie room revenue, differentiate OCC from its competitors. OCC's strategy is to increase revenues and operating cash flows through the following initiatives:
(i) increase its installed hotel customer base by obtaining new contracts with business and luxury hotels and select mid-priced hotels without current service, converting hotels currently served by other providers whose contracts are expiring and servicing hotels which are acquired or constructed by existing customers; (ii) increase revenues and decrease costs in certain hotels acquired in the Acquisition by installing OCV technology offering greater reliability, broader selection and more viewing flexibility; (iii) create new revenue sources through an expanding range of interactive and information services offered to the lodging industry; and (iv) expand its room base in underserved foreign markets. The Company estimates that OCC may incur capital expenditures of approximately $65 to $90 million in 1998, a substantial portion of which will relate to the conversion of SpectraVision rooms to OCV's on-demand system and the upgrading of the OCC technology. These capital expenditures will be made by the Company in furtherance of its goals of increasing revenues and operating cash flows, enhancing asset value and achieving long-term growth.

 SERVICES AND PRODUCTS

     OCC provides on-demand and, in some cases, scheduled in-room television viewing of major motion pictures (including new releases) and independent non-rated motion pictures for mature audiences for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose from 20 to up to 50 different movies with an on-demand system. Those rooms still equipped with SpectraVision's tape-based systems, which were acquired in the Acquisition, offer hotel guests either eight movies a day at predetermined times or on-demand selection from a library of videotapes the extent of which varies depending on the size of the hotel and the date of the technology.

     OCC has substantially completed the integration of SpectraVision's operating systems, financial reporting, sales, marketing and management following the Acquisition. In addition, OCC has been actively pursuing the renewal or extension of most of these contracts with hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCC on-demand pay-per-view movie service and related services. As of December 31, 1997, OCC has converted approximately 67,000 rooms from SpectraVision's scheduled system to OCC's on-demand system. A significant portion of the installed base of rooms acquired in the Acquisition remains to be converted. The conversion from SpectraVision to OCV technology, which is ongoing, offers financial benefits to OCC as a result of lower field service costs, and an increase in revenues due to on-demand capabilities and reduced system down time. There can be no assurance however, that the conversion process will be completed on schedule or that the desired financial improvements will be realized. The inability to complete the conversion process on schedule and realize such financial improvements could have a material adverse effect on the financial condition or results of operations of OCC.

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

     OCC provides services under contracts with hotels that generally have a term of five to seven years. Under these contracts, OCC installs its system into the hotel at OCC's cost and OCC retains ownership of all equipment utilized in providing the service. Traditionally, the hotel provides and owns the televisions; however, based on certain economic evaluations, OCC may provide televisions to certain hotels. OCC undertakes a significant investment when it installs its system in a property, sometimes rewiring part of the hotel. Depending on the size of the hotel property and the configuration of the system installed, the installed cost of a new on-demand system with interactive and video game services capabilities, including the head-end equipment, averages from approximately $375 to $750 per room. If OCC does not provide televisions to the hotel property, the average costs are $375 to $450 per room. OCC's contracts with hotels generally provide that OCC will be the exclusive provider of in-room, pay-per-view television entertainment services to the hotel and generally permit OCC to set the movie price. The hotels collect movie viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that varies depending on the size and profitability of the system. Certain contracts require OCC to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, OCC generally seeks to extend the term of the contract based on the competitive situation in the market. Marriott, Hilton and Holiday Inn accounted for approximately 21%, 12% and 10%, respectively, of OCC's revenues for the year ended December 31, 1997. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on OCC's results of operations or financial condition.

     The revenues generated from OCC's pay-per-view service are dependent upon the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property and the price of the movie or service. Occupancy rates vary by property based on the property's location and competitive position within its marketplace and over time based on seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of OCC is closely related to the performance of the business and luxury hotel segments of the lodging industry. Movie price levels are established by OCC and are set based on the guest mix profile at each property and overall economic conditions.
Currently, OCV's movie prices typically range from $8.95 to $9.95 for the first purchase by the hotel guest and, in certain hotels with OCV systems, $4.95 for each subsequent buy by the same guest on the same day. The hotels equipped with SpectraVision systems do not discount second buys. OCC has experienced periods of, and may continue to experience periods of, slight declines in its movie buy-rates. While OCC is taking measures to address such trends, there can be no assurance that OCC's efforts to address such declines will be effective. In addition, as OCC tests and begins marketing new programming alternatives for guests, there can be no assurance that OCC's programming will timely meet market requirements.

     The hardware installed in OCV's systems consists of a microprocessor controlling the television in each room, a hand held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. The in-room terminal unit may be integrated within, or located behind, the television. OCC emphasizes sales and installations of full-scale OCV video on-demand systems to business and luxury hotels. OCC markets lower cost OCV VideoNOW systems to select mid-priced hotels. The VideoNOW system works with the hotel's existing televisions and telephones, allowing guests to use their touchtone telephones to access movies and other programming. During 1997, OCV began to discontinue the marketing of VideoNOW systems due to OCC's development of a lower-cost scalable, on-demand system based substantially upon the OCV patented system.

     OCC also markets a free-to-guest service pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, Showtime, CNN, ESPN, WTBS and other cable networks. OCC competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the services provided. OCC provides hotels free-to-guest services through a variety of arrangements including having the hotel pay OCC a fixed monthly fee for each service selected. Among the guest services provided are video check-out, room service ordering and guest satisfaction survey. Guest services are also currently made available in Spanish, French and certain other foreign languages. In most cases, the guest services are made part of the contract for pay-per-view services which typically runs for a term of five to seven years.

     OCC is testing and selectively deploying several new services to complement its existing offerings and strengthen its growth strategy by creating new potential revenue sources. New technology and services include a digital server technology and internet offering which has been in a technical and marketing test phase for several months. OCC is also testing shorter and more targeted non-movie programming on a lower cost pay-per-view basis. The initial categories of content will include business, lifestyle, and kids-only. In addition, OCC is in the process of testing a new sports category of programming which provides hotel guests with a selection of out-of-market NBA games not already being televised nationally. Other professional sports being evaluated for this category are football, baseball and hockey. Finally, OCC plans to expand its video game offerings and plans to include such interactive innovations as PC-based games.

 TECHNOLOGY

     Technology in the entertainment and communications industry is continuously changing as new technologies and developments continue to be introduced, including developments arising in the cable (including wireless cable), telecommunications and direct-to-home and direct broadcast satellite industries. OCC's product development philosophy is to design high quality entertainment and information systems which incorporate features allowing OCC to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of OCV's system enables OCC to provide advanced interactive features, such as video games, in addition to basic interactive services such as video checkout and guest surveying. There can be no assurance however, that future technological advances will not result in improved equipment or software systems that could adversely affect OCC's competitive position. In order to remain competitive, OCC must maintain the programming enhancements, engineering and technical capability and flexibility to respond to customer demands for new or improved versions of its systems and new technological developments, and there can be no assurance that OCC will have the financial or technological resources to be successful in doing so.

     OCC's systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, amplifiers and computers. Because systems generally use industry standard interfaces, OCC can integrate new technologies as they become economically viable.

     Since 1991, SpectraVision's tape based system has provided hotel guests with on-demand viewing from a library of videotapes, which varies by hotel. During 1994, however, SpectraVision introduced a new satellite-based scheduled pay-per-view system and a new digital video on-demand service, Digital Guest Choice, that provides on-demand viewing of digitally stored movies. The digitized movies are stored at the hotel site and then decoded and forwarded to the guest instantaneously and on-demand. Digital Guest Choice allows multiple users to access the same digitally stored movie image at the same time. On January 11, 1997, OCC experienced an interruption in its satellite delivered service caused by the loss of communication with a satellite used to deliver pay-per-view programming to 950 of OCC's then approximately 3,100 hotels. Of the hotels affected, approximately 410 hotels continued to provide limited pay-per-view services through alternate disk or tape-based systems. OCC then entered into a six month agreement with Hughes Network Systems for transponder capacity on a GE Americom Communications, Inc. satellite to resume the satellite service through July 1997.
Thereafter, OCC transferred its remaining approximately 26,500 satellite served rooms, along with certain other rooms that did not meet OCC's target customer profile, to Skylink Cinema Corporation ("Skylink").

 SALES AND MARKETING

     Substantially all of OCV's growth was derived from obtaining contracts with hotels in the United States not under contract with existing vendors or served by other vendors as the contracts covering such hotels expired. OCC believes that, as a result of the Acquisition, opportunities for additional growth in the United States will be more limited than in the past. Therefore, OCC intends to focus its strategy for obtaining new hotel customers in international markets. OCC believes that, relative to the United States, many international markets are underserved by the in-room entertainment industry.

     OCC's marketing efforts are primarily focused on business and luxury hotels with approximately 150 rooms or more, as OCC management believes that such hotels consistently generate the highest revenues per room in the lodging industry and have the highest potential for new service revenue growth. OCC also targets smaller deluxe, luxury and upscale hotels and select mid-priced hotels serving business travelers that meet its profitability criteria. In connection with such smaller hotel segments, OCC has recently begun to employ additional engineering development and marketing efforts to target hotels with under 150 guest rooms. OCC intends to continue targeting established hotel chains and certain business and luxury hotel management companies, and selected independent hotels.

     OCC markets its services to hotel guests by means of on-screen advertising that highlights the services and motion picture selections of the month. OCC believes it has been successful at renewing its hotel contracts due to its large capital investment in wiring infrastructure of the hotel and its high quality service record.

 INSTALLATION AND SERVICE OPERATIONS

     At December 31, 1997, OCC's installation and service organization consisted of approximately 355 installation and service personnel in the United States and Canada. OCC installation and service personnel are responsible for all of the hotel rooms served by OCC. Installation and service personnel are responsible for system maintenance and distribution of video cassettes. OCC's installation personnel prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. OCC also uses local installation subcontractors supervised by full-time OCC personnel to install its systems.

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

 HOTEL CONTRACTS

     OCC typically enters into a separate contract with each hotel for the services provided. Contracts with the corporate-managed hotels in any one chain generally are negotiated by that chain's corporate management, and the hotels subscribe at the direction of the corporate management. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on terms competitive in the market. At December 31, 1997, approximately 4.5% of the pay-per-view hotels served by OCC have contracts that have expired and are on a month-to-month basis. Approximately 7.4% of the pay-per-view hotels served by OCC have contracts expiring in 1998. However, some of the SpectraVision hotel contracts, which OCC classified internally as expiring, have two year automatic renewal provisions and may continue to be in effect. As a result, the expiration rates set forth above may overstate the actual number of hotel contracts that are expiring.

 SUPPLIERS

     OCC contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by OCC. Historically, these suppliers have been dependable and able to meet delivery schedules on time. OCC believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with OCC's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. In addition, some of the SpectraVision systems currently installed in hotels require a high level of service and repair. As these systems become older, servicing replacement parts will become more difficult. If OCC were to experience a shortage of any given electronic part, OCC believes that alternative parts could be obtained or system design changes implemented. In such event, OCC could experience a temporary reduction in the rate of new room installations and/or an increase in the cost of such installations.

     The head-end electronics are assembled at OCC's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where it is installed by OCC-employed and trained technicians, typically assisted by independent contractors.

     For those hotels for which OCC supplies televisions, OCC purchases such televisions from a small number of television vendors. In the event of a significant price increase for televisions by such vendors, OCC could face additional, unexpected capital expenditure costs.

     OCC also maintains direct contractual relations with various suppliers of pay-per-view and free-to-guest programming, including the motion picture studios and programming networks. OCC obtains its free-to-guest programming pursuant to multi-year license agreements and pays its programming suppliers a monthly fee for each room offering the service. OCC believes its relationships with all suppliers are good, except for Showtime Networks, Inc. ("Showtime") which is disputing OCC's performance of the contract with Showtime in connection with OCV's termination of scheduled satellite delivered pay-per-view service. Showtime is currently installed in approximately 3.4% of OCC's room base.

     In addition, OCC receives satellite signal transmission services for much of its domestic cable television programming from DirecTV, Inc. While OCC believes that its relationship with DirecTV is good, an interruption in DirecTV's' satellite service could interfere with OCC's ability to serve many of its hotel customers' free-to-guest cable programming requirements.

 COMPETITION

     There are several providers of in-room video entertainment to the domestic lodging industry, at least three of which provide on-demand pay-per-view and free-to-guest programming and other interactive services over the hotel television. Internationally, there are more companies competing in the pay-per-view lodging industry than in the United States.

     Pay-per-view, the most profitable component of the services offered, competes for a guest's time and entertainment resources with broadcast television, free-to-guest programming and cable television services. In addition, there are a number of potential competitors that could utilize their existing infrastructure to provide in-room entertainment to the lodging industry, including major hotel chains themselves, cable companies (including wireless cable), telecommunications companies, and direct-to-home and direct broadcast satellite companies. Some of these potential competitors are already providing free-to-guest services to hotels and testing video-on-demand.

     OCC is the leading provider (by number of hotel rooms served) of in-room video entertainment services to the United States lodging industry. OCC is also the leading provider (by number of hotels rooms served) of in-room on-demand video entertainment services to the United States lodging industry. OCC competes on a national scale primarily with LodgeNet Entertainment Corporation ("LodgeNet") and on a regional basis with certain other smaller entities. Based on publicly filed information, OCC estimates that, at December 31, 1997, LodgeNet served approximately 512,000 pay-per-view rooms. At December 31, 1997, OCC served approximately 893,000 rooms, of which approximately 765,000 are on-demand rooms.

     Competition with respect to new pay-per-view contracts centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the features and benefits of the entertainment and information systems, (ii) the quality of the vendor's technical support and maintenance services and (iii) the financial terms and conditions of the proposed contract. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages as compared to outside competitors.

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

     In addition, while the Company is addressing the likelihood of increased demand for internet services in the hotel guest room, OCC may face additional competition for guest time and resources from traditional as well as new competitors. Some of these competitors may be better funded from both public capital or private venture capital markets and have access to additional capital resources which OCC does not have.

     The communications industry is subject to rapid technological change. New technological developments could adversely affect OCC's operations unless it is able to provide equivalent services at competitive prices.

 INTERNATIONAL MARKETS

     In addition to its operations in the fifty United States, OCC offers its services in Canada, Mexico, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, Europe, and elsewhere in the Asia-Pacific region.

     OCC generally experiences higher international revenues and operating cash flow per room than in the United States because of higher prices, higher buy rates, and the general lack of programming alternatives. However, OCC generally incurs greater capital expenditures and operating costs outside of the United States. At December 31, 1997, OCC serviced 420 hotels with a total of 120,000 rooms located outside the United States.

     The competition to provide pay-per-view services to international hotels is even more dispersed than in the United States. Expansion of OCC's operations into foreign markets involves certain risks that are not associated with further expansion in the United States including availability or programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions, and restriction on foreign ownership and investment. Consequently, these risks may hinder OCC's efforts to grow its base of hotel rooms in foreign markets.

 INVESTMENT IN OCC

     The Company made its initial investment in OCV in 1991 and owned approximately 84% of OCV (78.4% on a fully diluted basis) prior to the Acquisition. In connection with the OCC Transactions, each stockholder of OCV received (i) 2.84 shares of OCC common stock for each share of OCV common stock previously held and (ii) Series A Warrants to purchase, on a cashless basis, 18.607% of a share of OCC common stock for each share of OCV common stock previously held. Of the 21,750,000 shares of OCC common stock and Series A Warrants to purchase 1,425,000 shares of OCC common stock distributed to the OCV stockholders, Ascent received 17,149,766 shares of OCC common stock and Series A Warrants to purchase 1,123,823 shares of OCC common stock. Hilton Hotels Corporation, a former minority stockholder of OCV that is unaffiliated with the Company but is a significant customer of OCC, received approximately 2,331,986 shares of OCC common stock and Series A Warrants to purchase approximately 152,786 shares.

     The Company currently has no agreements or understandings with respect to the minority stockholders of the Company or OCC, other than a letter agreement dated April 19, 1996 with Gary Wilson Partners that provides that
(i) Gary Wilson Partners will, so long as (a) it owns any shares of OCC common stock received upon exercise of the Series C Warrant that it received for advisory and other services that it provided in connection with the OCC Transactions and (b) the Company continues to own 20% of the outstanding shares of OCC common stock, vote its shares of OCC common stock in accordance with the instructions of the Company and (ii) so long as the Company owns 20% of the outstanding OCC common stock, Gary Wilson Partners will not, without the prior written consent of the Company, sell any interest in the Series C Warrants or the shares of OCC common stock purchasable for cash in connection with the Series C Warrant, until October 8, 1998.

                           ASCENT NETWORK SERVICES

     ANS merged with and into the Company on May 30, 1997. Prior thereto ANS was a wholly-owned subsidiary of Ascent. ANS, as a division of the Company, principally operates a nationwide network (excluding satellite transponders) for satellite distribution of NBC's national television programming to the majority of NBC's affiliate stations nationwide, as well as an installation, field service and maintenance support business relating to such network. ANS also provides satellite distribution field service and maintenance support for networks operated by other customers. ANS has operated its satellite distribution network for NBC since 1984 under the NBC Agreement, a 10-year agreement that was extended in 1994 for an additional five years. Management believes the NBC Agreement, which is scheduled to expire in 1999, will be renewed and extended and that, in connection with such renewal, NBC would engage ANS to complete a full upgrade of the NBC distribution network to digital technology, although no assurance can be provided that such contract will be renewed or that any such renewal will be on terms as favorable to the Company. Expenditures by ANS which would be associated with the digital upgrade in the event of such renewal are estimated at approximately $30 to $35 million, substantially all of which are currently anticipated to be financed through operating leases. The renewal of the NBC Agreement and digital upgrade of the NBC distribution system would be expected to increase the asset value of ANS and further solidify the relationship between ANS and NBC.

     ANS has historically been a stable source of revenues and operating cash flows for the Company, generating approximately $20 million of revenues and $10 million of EBITDA since 1995. Ascent's strategy for maintaining and expanding this source of cash flow is to renew and extend the NBC Agreement to 2006 or beyond, and to be engaged for and complete successfully the full digital upgrade of the NBC satellite distribution network.

     The NBC Agreement was initially entered into in 1984, in connection with ANS's construction, service and support of NBC's master earth station and receiver earth stations at NBC affiliates. Pursuant to such contract, ANS designed, built and continues to operate a Ku-band satellite distribution network, for which the network control center is located in Florida. The Company owns and operates the network (excluding the satellite transponders, which are leased by NBC) and receives yearly payments from NBC in connection with such operations. The network consists of the network control center, two master earth stations, eight transmit/receive stations, 170 receive earth stations at NBC affiliates, 54 portable uplink antennas, and six transportable transmit/receive trucks.

     NBC, with ANS's technical assistance, issued a request for information to certain of its hardware vendors in July 1995 with respect to procuring equipment necessary to upgrade the NBC distribution network to digital technology. In August 1996, ANS and NBC executed a letter of intent pursuant to which ANS has procured and installed certain of such digital equipment to provide MSNBC, LLC, a partnership between NBC and Microsoft Corporation ("MSNBC") with network service, maintenance and support. The partial digital upgrade service is being provided for a 10 year term and is currently governed by the underlying NBC Agreement. The Company anticipates finalizing a service agreement with MSNBC separate from the underlying NBC Agreement in the first half of 1998 for the partial digital upgrade service. The network service, maintenance and support provided to MSNBC are related to and dependent upon the original NBC distribution network. As previously discussed, the Company expects that ANS will assist NBC in a full network upgrade of all satellite distribution locations to digital technology in late 1998 or early 1999, although no assurance can be provided in this regard.

                                 ENTERTAINMENT

                    COLORADO AVALANCHE AND DENVER NUGGETS

GENERAL

     The Company owns and operates franchises in two major professional sports leagues, the Colorado Avalanche-Registered Trademark- in the NHL and the Denver Nuggets in the NBA. Both of these franchises are located in Denver, Colorado where residents have historically supported successful local sports franchises. With the success of the NHL and NBA over the past two decades as shown in higher ticket sales, increased average attendance, increased merchandising sales and licensing fees, more profitable national and local broadcast packages and increased expansion fees, NHL and NBA sports franchises have increased in value and revenue generation over that period.

     The Company believes that the NHL in general will continue to grow in popularity as evidenced by a record number of aggregate league-wide ticket sales of approximately 16.2 million and record revenues from ticket sales of approximately $595 million during the 1996-1997 season (a 4% increase in number of tickets sold and a 14.8% increase in revenues from the prior season) and an increase in revenues from retail sales of NHL licensed merchandise in the United States from approximately $800 million in 1992-1993 to approximately $1.2 billion in 1996-1997. This popularity is further evidenced by the increase in the expansion fee paid for an NHL expansion team from $6 million paid in 1979 to $80 million to be paid in 1998, 1999 and 2000 by each of the new NHL expansion teams to be located in Nashville, Tennessee, Atlanta, Georgia, Columbus, Ohio and Minneapolis-St. Paul, Minnesota, as approved by the NHL Board of Governors in June 1997. The increased popularity of the NHL resulted in 1994 in a new five-year national over-the-air television rights contract with the Fox television network with aggregate license fees of $155 million, subject thereafter to a two-year renewal term at Fox's option for aggregate incremental license fees of $120 million. In addition, in 1994, the NHL extended its existing contracts with ESPN and its Canadian broadcaster through the 1998-1999 season for aggregate license fees of approximately $235 million.

     The NBA is a professional sports enterprise that has experienced a significant rise in popularity over the past decade. The popularity of the NBA is evidenced by the doubling of NBA ticket sales over the past decade to approximately 16.8 million and the increase in average game attendance by over 50% to approximately 14,159 or 86% of capacity for the 1996-1997 season. In addition, revenues from the sale of NBA retail merchandise in the United States have increased from approximately $2.1 billion in 1992-1993 to approximately $2.6 billion in 1995-1996. The NBA's popularity is further evidenced by the increase in the expansion fee paid for an NBA expansion team in the last two decades from $12 million paid in 1980 to $125 million paid in 1995. The current four-year national television contracts between the NBA and each of NBC and Turner Sports provide $1.1 billion in aggregate fixed revenues for NBA member teams over the term of the contracts, and provide for revenue sharing over specified amounts of sponsorship revenues. Such contracts will expire after the 1997-1998 season. New contracts with both NBC and Turner Sports, commencing with the 1998-1999 season, were announced in November, 1997, under which $2.6 billion in aggregate fixed revenues will be provided to NBA member teams over the four-year term of such contracts and such contracts also provide for revenue sharing.

     In August 1997, the Company capitalized on the growing demand for popular branded regional sports programming by entering into a license agreement with Fox Sports Rocky Mountain ("Fox Sports"), a partnership between Liberty Media Corporation ("Liberty") and Fox News Corporation (the "Fox Sports Agreement") for the local television rights (over-the-air and cable) for the Nuggets and the Avalanche. The Fox Sports Agreement has a term of seven years, commencing with the 1997-1998 playing season, provides for license fees that may exceed $100 million if paid over the life of the agreement and significantly increases revenues to the Company from these rights as compared to prior years. As a result of the Fox Sports Agreement, Avalanche and Nuggets games will continue to be distributed to over 2.7 million viewers in the seven states served by Fox Sports.

     The Company believes that it can achieve growth in revenues and operating cash flow from the Avalanche and the Nuggets. The three key elements of the Company's strategy to realize such growth are to: (i) complete the financing and construction of the Pepsi Center in the 1999-2000 season; (ii) continue the strong performance of the Avalanche and take steps to improve the Nuggets' on-court performance; and (iii) build on the existing base of the Company's sports franchise assets and the recent Fox Sports Agreement through complementary entertainment and distribution opportunities in the Rocky Mountain region.

SOURCES OF REVENUES

     The Avalanche and the Nuggets derive a significant amount of their revenues from the sale of tickets to home games, the licensing of local market television, cable network and radio rights and from distributions under revenue-sharing arrangements with the NBA and NHL, as well as other ancillary sources.

TICKET SALES.   Each of the Avalanche and the Nuggets play an equal number of home games and away games during the 82-game NBA and 82-game NHL regular seasons. In addition, the teams play approximately eight exhibition games prior to the commencement of the regular season. The Avalanche and the Nuggets receive all revenues from the sale of tickets to regular season home games (subject, in the case of the Nuggets, to an NBA gate assessment) and no revenues from the sale of tickets to regular season away games. Generally, the Avalanche and the Nuggets retain all revenues from the sale of tickets to home exhibition games played in Denver and the Rocky Mountain region (less appearance fees paid to the visiting team), and receive appearance fees for exhibition games played elsewhere. If the Avalanche or the Nuggets compete successfully during the regular season and make the playoffs in their respective league, the team receives revenues from the sale of tickets to home playoff games, although a portion of such ticket revenue is shared with the respective league. From the 1995-1996 season to the present, average ticket prices to the Avalanche games have increased by 62.2%, and, from the 1991-1992 season to the present, average ticket prices to the Nugget games have increased by 87.3%. In the 1997-1998 season, average ticket prices for the Avalanche and Nuggets represented 114% and 81.2% of the average NHL and NBA ticket prices.

     The seating capacity of Denver's McNichols Arena is approximately 17,000 for Nuggets basketball games and approximately 16,000 for the Avalanche hockey games, including 18 executive suites containing a total of 180 seats. The policy of the Avalanche and the Nuggets is to limit the number of season tickets so that approximately 25% of the tickets are available on a per game basis. For the 1997-1998 season, the Avalanche have sold 12,500 season tickets and the Nuggets have sold approximately 6,800 season tickets. The Avalanche currently enjoys the longest consecutive record of sell-out games in the NHL (over 120 games as of the date of this Annual Report on Form 10-K).

TELEVISION, CABLE AND RADIO BROADCASTING.   The NHL and NBA, as agents for
their respective members, license the national television rights for Avalanche and Nuggets games, respectively. In 1994, the NHL entered into a new five-year national over-the-air television contract with the Fox television network with aggregate license fees of $155 million, subject thereafter to a two-year renewal term at Fox's option for aggregate incremental license fees of $120 million. In addition, in 1994, the NHL extended its existing contracts with ESPN and its Canadian broadcaster through the 1998-1999 season for aggregate license fees of approximately $235 million. In 1994, the NBA licensed the national broadcast of NBA games under agreements with NBC and Turner Sports. The current four-year national television contracts between the NBA and each of NBC and Turner Sports provide $1.1 billion in aggregate fixed revenues for NBA member teams over the term of the contracts, and provide for revenue sharing over specified amounts of sponsorship revenues. Such contracts will expire after the 1997-1998 season. New contracts with both NBC and Turner Sports, commencing with the 1998-1999 playing season, were announced in November 1997, under which $2.6 billion in aggregate fixed revenues will be provided to NBA member teams over the four-year term of such contracts and such contracts also provide for revenue sharing. Each NHL or NBA member team shares equally in the license fees from their respective national television contracts, except that pursuant to an agreement entered into when the Nuggets and the other former American Basketball Association ("ABA") teams joined the NBA, a portion of the NBA national television revenues otherwise payable to each of the former ABA teams is paid to a group that owned an ABA franchise that was not admitted to the NBA.

     In August 1997, the Company capitalized on the growing demand for popular branded regional sports programming by entering into the Fox Sports Agreement. The Fox Sports Agreement has a term of seven years, commencing with the 1997-1998 playing season, provides for license fees that may exceed $100 million if paid over the life of the agreement and significantly increases revenues to the Company from these rights as compared to prior years. In addition, both the Nuggets and the Avalanche license the local rights to broadcast all games on radio under agreements with KKFN, 950 AM.

OTHER SOURCES.   Other sources of revenues for each of the Nuggets and the
Avalanche include their pro rata share of franchise fees to be paid by expansion teams upon entry to the NBA or NHL and promotional and novelty revenues, including royalties from marketing and merchandising conducted by each of the NBA and NHL. In 1995, the Nuggets recorded $9.2 million in revenues in connection with the admission of two new franchises into the NBA. In connection with obtaining the NHL's consent to the Company's acquisition of the Avalanche franchise and relocation of the Avalanche to Denver, the Company agreed that up to $2 million of the Avalanche's share of expansion fees from each of the next four expansion teams will be retained by the NHL.

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

NBA AND NHL GOVERNANCE

     The NBA and the NHL are generally responsible for regulating the conduct of their member teams. The NBA and the NHL establish the regular season and playoff schedules for the teams. They also negotiate, on behalf of their members, the leagues' national over-the-air and cable television contracts and collective bargaining agreements with the NBA and NHL Players' Associations. Because the NBA and NHL are joint ventures, each of their members generally has joint and several liability for the league's liabilities and obligations and shares in its profits. Any failure of other members of the NBA or the NHL to pay their pro rata share of any such obligations could adversely affect the Nuggets or the Avalanche, as the case may be. The success of the NBA and NHL and their member teams depends in part on the competitiveness of the other teams in their respective leagues and their ability to maintain fiscally sound franchises. Certain NBA and NHL teams have at times encountered financial difficulties, and there can be no assurance that the NBA or the NHL and their respective members will continue to be able to operate on a fiscally stable and effective basis. Under the terms of the constitution and by-laws of the NBA and the NHL, league approval is required under certain circumstances, including in connection with the sale or relocation of a member team.

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

COLLECTIVE BARGAINING

     The NHL and the NHL Players' Association entered into a seven-year
NHL Collective Bargaining Agreement on August 11, 1995 that took retroactive effect as of September 6, 1993. Though the NHL Collective Bargaining Agreement does not expire until September 15, 2000, both the NHL and NHL Players' Association had the right to reopen negotiations at the end of the 1997-1998 season. However, both parties have agreed to waive the right to reopen negotiations in connection with an agreement that allows NHL players to participate in the 1998 Winter Olympics. In 1997, the NHL Collective Bargaining Agreement was extended through the 2002-2003 season. The Company believes that the NHL Collective Bargaining Agreement renders unlikely any player labor disruptions in the near future.

     On September 13, 1995, the NBA Players' Association approved a six-year NBA Collective Bargaining Agreement, which was subsequently ratified by the NBA owners on September 18, 1995, and signed on July 11, 1996, retroactive to September 18, 1995. The NBA Collective Bargaining Agreement provides for, among other things, maximum and minimum total team salaries to be paid to players and runs for a term from September 18, 1995 through June 30, 2001. The NBA Collective Bargaining Agreement provides various exceptions to the salary limitations, including exceptions relating to a team's resigning its own veteran free agent players, replacing injured players, and signing players at the minimum individual player salary. Due to the fact that player salaries are increasing at a faster rate than league revenues, in March 1998 the NBA Board of Governors voted to exercise the NBA's right under the terms of the NBA Collective Bargaining Agreement to terminate the agreement as of June 30, 1998 and immediately commence negotiations on a new collective bargaining agreement. Management is unable to predict what the timing and outcome of these negotiations will be and whether any work stoppage will ensue.

COMPETITION

     The Nuggets and the Avalanche compete for sports fans' entertainment dollars not only with each other and other major league sports, but also with minor league sports, college athletics, other sports entertainment and non-sports entertainment such as the Colorado Symphony, the Colorado Opera and the Colorado Ballet, movies, local theater and recreational activities such as skiing. During portions of their respective seasons, the Nuggets and the Avalanche will experience competition from each other, professional football (the Denver Broncos), professional baseball (the Colorado Rockies) and women's professional basketball (the Colorado Xplosion). In addition, the colleges and universities in the Rocky Mountain region, as well as public and private schools, offer a full schedule of athletic events throughout the year. The Nuggets and the Avalanche compete with other United States and foreign teams, professional and otherwise, for available players and the upcoming NHL expansion will increase the competition for talented players among NHL teams. In this regard, there can be no assurance that the Avalanche will be able to retain all of its key players in the event of an expansion draft or that the rules regarding the expansion draft will not change to the detriment of the Company. Ultimately, the success of each of the Nuggets and Avalanche will depend upon each team's continued ability to retain and attract talented, healthy players.

BROADCAST OPERATIONS

     In addition to its Denver sports franchises, the Company also owns a one-third interest in Colorado Studios, a Denver television production company that owns and operates mobile television production facilities. On behalf of Fox Sports, Colorado Studios produces and transmits to the Rocky Mountain region Nuggets and Avalanche games. Colorado Studios is equally owned by the Company, Fox Sports and Norac, Inc., a Denver-based television production company.

                               THE PEPSI CENTER

     The Nuggets and the Avalanche currently play in McNichols Arena, one of the oldest arenas in use in either the NBA or the NHL, with seating capacity and configuration and other revenue generating attributes significantly less advantageous than those of more modern facilities. The Company has entered into the 1997 Denver Arena Agreement (the "Arena Agreement") with the City and County of Denver ("City") setting forth the terms on which the Company, through Ascent Arena Company, LLC (the "Arena Company"), will construct, own and manage the new Pepsi Center in downtown Denver. Management believes that moving to the Pepsi Center in the 1999-2000 NHL and NBA seasons will increase the revenues, operating cash flows and asset value of the Company's two sports franchises. The Pepsi Center will also create incremental revenue sources and cash flows from other entertainment events and retail merchandising. Under current plans, the Pepsi Center will increase seating capacity for the Avalanche and the Nuggets from 16,000 and 17,000 seats, respectively, at McNichols Arena to 18,100 and 19,300 seats, respectively. For other events, seating capacity will be as high as 20,000, depending on the configuration. The Pepsi Center will have 93 luxury suites available for lease (compared to 18 suites at McNichols Arena), all of which already have lease commitments with terms of five to ten years (at lease amounts from $90,000 to $180,000 per year), and will have over 1,600 club seats and enhanced concessions, retail and restaurant facilities, including a 236-seat club level restaurant (which McNichols Arena does not have). The Company anticipates that the added luxury suites, club seats and increased seating capacity, combined with naming rights, founding sponsor arrangements and enhanced facilities, will result in significantly increased revenues to the Company. However, the construction of the Pepsi Center does entail significant risks including regulatory and licensing requirements, shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference, unanticipated cost increases and challenges from local residents. No assurance can be given as to whether or when the proposed Pepsi Center will be completed or, if completed, that the budgeted costs of the Pepsi Center will not be exceeded.

     The Arena Company was formed for the purpose of developing plans for the Pepsi Center as a privately financed arena in Denver for the Avalanche, the Nuggets and other entertainment events, including among other things, concerts, college sporting events, ice and dance performances, comedy shows and circuses. On March 28, 1996, Ascent purchased from The Anschutz Corporation ("TAC") all of TAC's interests in the proposed arena development project, including, among other things, all of TAC's interest in the Arena Company, for $6.6 million in cash and, contingent on the construction and occupancy of the new arena, an additional payment of $5 million on a non-interest bearing basis plus a paid-up suite license. The Company paid TAC $2.5 million in connection with groundbreaking, and only $2.5 million remains to be paid.

     On November 13, 1997, Ascent entered into the Arena Agreement with the City. The Arena Agreement sets forth the terms whereby Ascent, through the Arena Company, will construct, own and manage the Pepsi Center. These terms include: (i) the Nuggets and the Avalanche would be released from their existing leases at McNichols Arena upon the completion of the Pepsi Center;
(ii) in consideration for such release and other consideration from the City, upon completion of the Pepsi Center, the land associated with the Pepsi Center will be transferred to the City and the City will lease the land back to the Arena Company for a period of 23 years (with a possible extension for two years), after which the City will contribute the land back to the Arena Company; (iii) the Arena Company will be entitled to rebates on property taxes for a 23-year term (with a possible extension for two years), and rebates on sales and use taxes during the construction of the Pepsi Center; and (iv) the City will be entitled to annual payments out of sales taxes generated at the Pepsi Center and other Company revenues in the aggregate amount of $1 million per year during the first five years of operation, and subsequently increasing at a rate depending on attendance.

     Pursuant to a Land Purchase Agreement with Southern Pacific Transportation Company ("SPT"), on November 14, 1997, the Arena Company purchased approximately 50 acres of undeveloped land in downtown Denver, a portion of which will serve as the site for the proposed Pepsi Center and related parking. The land not used for the Pepsi Center and related parking will be developed by Ascent into restaurant, retail and office facilities. The Land Purchase Agreement provides for the Arena Company and SPT to effect a State-approved voluntary environmental remediation plan on the site with SPT responsible for substantially all of the costs thereof, and for SPT to provide continuing indemnification with regard to certain other environmental liabilities through 2022 on a declining percentage basis. However, there can be no assurance that SPT will meet its obligation to fund the construction period work under the voluntary cleanup plan or provide indemnification for other environmental liabilities or that, after implementation of the voluntary remediation plan, governmental authorities will not order the Arena Company to perform additional remediation.

     Development and construction of the Pepsi Center will cost approximately

$160 million. The Company expects to finance the Pepsi Center from the sale by the Arena Company of approximately $100 to $130 million of indebtedness (the "Arena Notes"), secured by some or all of the assets of the Arena Company, including the Pepsi Center, and by the revenues of the Pepsi Center, including corporate sponsorships. In addition, the Arena Company is expected to require $30 to $60 million in equity investments, $15 million of which has been invested by a subsidiary of Liberty, $15 million of which has already been invested by the Company and the remainder of which, as required, is expected to be invested by the Company. In connection with Liberty's investment, Liberty's subsidiary will receive an ownership interest in the Arena Company that includes an interest in the capital of the Arena Company and a profits interest of approximately 6.5% representing the right to receive distributions from the Arena Company measured by reference to each of the Nuggets and the Avalanche. Liberty will not have any management or operating rights with respect to the Arena Company, the Nuggets or the Avalanche. In addition, Liberty was granted put rights beginning in July 2005 to require the Company to purchase from Liberty its then current ownership interest at its fair market value. Likewise, the Company has a call right beginning in July 2005 to purchase Liberty's interest at its then fair market value. The Board of Governors for both the NBA and NHL have approved the Liberty investment and the Company expects to finalize the written documentation evidencing such approvals during the second quarter of 1998.

     It is anticipated that the Arena Notes will be sold in the second quarter of 1998. While management believes that the projected revenues from the Pepsi Center will be sufficient to enable the Arena Company to sell the Arena Notes on favorable terms, there can be no assurances that market conditions will not change or other circumstances will not arise which would prevent the Arena Company from selling the Arena Notes on favorable terms or at all. If the sale of the Arena Notes is not consummated, the Company would have to seek other sources of financing to complete the construction of the Pepsi Center. Further, although the Company anticipates that the Pepsi Center will be completed for the 1999-2000 season, there can be no assurance that the Pepsi Center will be completed by, or be completed within, the contemplated time frame, if at all. In addition, no assurance can be given that, once the Pepsi Center is completed, attendance for the Pepsi Center events or revenues generated by the Pepsi Center will achieve projected levels.

     The Arena Company, the Avalanche and the Nuggets have concluded negotiations with the Pepsi-Cola Company regarding the principal terms of naming rights, pouring rights and sponsorship of the teams for a 20-year period, pursuant to which the Pepsi Center will be known as the "Pepsi Center," and anticipate signing a definitive agreement in the first half of 1998. The Arena Company is also currently negotiating sponsorship arrangements with other companies who would be designated "founding sponsors" in consideration for long term sponsorship of the Pepsi Center and the teams. The Arena Company anticipates that the naming rights, pouring rights and founding sponsor arrangements will result in significant revenues both to fund costs of the construction of the Pepsi Center and on an annual basis thereafter.

                            BEACON COMMUNICATIONS

     Acquired in 1994, Beacon produces feature-length motion pictures for theatrical distribution and television programming. Since its inception in 1990, Beacon has produced nine motion pictures, including AIR FORCE ONE, A THOUSAND ACRES, PLAYING GOD and THE COMMITMENTS. While Beacon generally produces motion pictures with total budgeted production costs (before any third party contributions) ranging from $20 million to $60 million, it also considers certain higher budget projects such as AIR FORCE ONE starring Harrison Ford with a production budget of approximately $95 million (of which more than seventy five percent was funded by contributions from third parties). As of December 31, 1997, AIR FORCE ONE has grossed in excess of $170 million in the domestic market and $135 million in foreign markets since its release in July 1997. Historically, Beacon has limited its net investment to between $4 million and $17 million in the development and production of each of the motion pictures it has produced.

     In order to maintain the Company's strategy for limited investment in new motion picture production, in 1996 Beacon entered into the Universal Agreement, a five-year domestic distribution agreement with Universal Pictures ("Universal") for up to 20 pictures produced by Beacon (although Universal is not obligated to accept more than four films per year from Beacon). Pursuant to the Universal Agreement, Universal contributes a significant percentage of the production cost per motion picture which it recoups out of domestic revenues, and receives a distribution fee to distribute the motion pictures in the United States and Canada, and Beacon receives net revenues after Universal's fees and expenses. Universal generally controls all rights to distribute such motion pictures domestically for two full television syndication cycles, not to exceed 21 years from the theatrical release of the picture and Beacon retains all international distribution rights, the films' copyrights and certain other rights related to such films such as music publishing, merchandising and hotel television rights. In the event that Universal declines to distribute a film produced by
Beacon, Beacon may seek another domestic distributor for the film.       The
principal revenue sources for the distribution of motion pictures are domestic and foreign theatrical rentals, domestic and foreign home video, domestic and foreign pay and basic cable television, broadcast network television, domestic and foreign syndicated television and other sources, such as music rights, airline and other non-theatrical exhibition and various merchandising rights. In addition, motion pictures often produce licensing opportunities to manufacture and distribute commercial articles derived from characters or other elements of a motion picture, such as clothing, games, dolls and similar products. Rights may also be licensed for novelization of the screenplay and other related book publications. The principal cost elements of motion picture production and distribution include, among others, costs of direct and indirect labor, talent, rights, producer fees, print costs, publicity and advertising.

     Beacon has developed a strategy for production that the Company believes will allow Beacon to maximize its production capacity while at the same time reducing its investment and diversifying risks. A major component of that formula involves Beacon's strategic relationships with significant domestic and international motion picture distributors, such as Universal and The Walt Disney Company ("Disney"), whose Buena Vista International division distributed AIR FORCE ONE internationally. The Universal Agreement is a key part of Beacon's strategy as it allows Beacon to retain all international distribution rights and, in its discretion, pre-sell a portion of such rights to help fund motion picture production costs and reduce its exposure.

     In April 1993, Beacon entered into a five-year agreement (the "Sony Agreement") with Sony Pictures Entertainment, Inc. ("Sony"), pursuant to which Sony agreed to co-finance and distribute in the United States and Canada, through Sony's affiliates, up to 15 motion pictures produced by Beacon. Three motion pictures were distributed pursuant to the Sony Agreement, including AIR FORCE ONE. Sony generally controls all rights to distribute the motion pictures domestically for the later of 14 years or the end of the second television syndication cycle for such motion picture (but in no event later than 23 years), although Beacon retains the copyrights. In July 1996, the Sony Agreement was amended to terminate Sony's exclusive acquisition term and to provide that Sony has retained certain rights to jointly develop, produce and distribute certain additional motion pictures with Beacon.

     As described above, Beacon entered into the Universal Agreement in July 1996. To date, no motion pictures have been produced and distributed pursuant to the Universal Agreement. Pursuant to the terms of the Universal Agreement, Universal has the right to terminate the Universal Agreement if for any reason Armyan Bernstein, Beacon's Chairman and Chief Executive Officer, is no longer rendering exclusive producing services in connection with Beacon productions. The Universal Agreement allows Beacon to continue to offset production risks by pre-selling foreign distribution rights to its motion pictures and provides Beacon a proven domestic distribution network for its productions.

     Beacon's goal is to create a motion picture and television production company built upon its relationships with high quality talent, the availability of a strategic distribution alliance and control of the copyrights to its motion pictures. Beacon does not intend to generally engage in broad, costly motion picture development and production programs or employ a large development staff. Instead, Beacon's strategy is to develop superior quality projects as a means of attracting film-makers and actors of demonstrated talent to produce motion pictures with budgets generally below the industry average.

     Beacon anticipates Universal or some other domestic distributor will release most of its motion pictures on a broad basis, with advertising and distribution budgets generally comparable to those of the major motion picture companies. This type of release pattern requires substantial marketing expenditures to create a campaign and purchase advertising on television, newspapers, radio and other media. Beacon expects that the Universal Agreement will help offset such costs and provide more cost effective use of Beacon's resources than if Beacon distributed its motion pictures alone.

     The production and release of motion pictures are subject to numerous uncertainties, however, and there can be no assurance that Beacon's strategy will be successful, that its release schedule will be met, that Beacon will be successful in obtaining the necessary financing for its operations or that it will achieve its goals. In addition, the costs of producing and distributing motion pictures have generally increased in recent years and may continue to increase in the future. While Beacon attempts to reduce the financial risk of an individual project, actual production costs may exceed production budgets and the occurrence of material cost overruns, to the extent not covered by greater revenues attributable to such films, could have a material adverse effect on Beacon's results of operations. Beacon intends to maintain flexibility in order to adjust its strategies, including the criteria for investing in motion pictures, in response to changes in the motion picture industry and in respect of Beacon.

     Beacon competes with many other motion picture producers and distributors, including the major motion picture studios. Although the motion picture industry is extremely competitive, Beacon believes it can attract well known and highly respected talent at below-market rates as a result of its focus on high quality scripts. In addition, the Company has consistently produced its motion pictures at or below budget. Beacon believes that its high quality and production efficiency will allow it to compete effectively.

                           OTHER BUSINESS INTERESTS

     The Company owned a 26% limited partnership interest in New Elitch Gardens, Ltd. ("Elitch Gardens"), which it purchased at a cost of approximately $7.9 million. Elitch Gardens operated an amusement park in Denver, Colorado. In October 1996, Elitch Gardens' amusement park was sold to Premier Parks Inc. In connection with the sale, the Company has recorded a loss on its investment of $2.3 million in 1996 and $129,000 in 1997.
The Company has received distributions in 1996 and 1997 in an aggregate amount of $3.6 million in connection with the sale of Elitch Gardens, and expects an additional distribution in the first half of 1998. See Note 2 to the Company's Consolidated Financial Statements.

     The Company also owns a small equity interest in Maginet Corporation, which purchases and uses OCC's on-demand systems in the Asia-Pacific region, and Metromedia International Group, a diversified company pursuing telecommunications ventures in eastern Europe and producing motion pictures, among other things. See Note 2 to the Company's Consolidated Financial Statements.

                                  REGULATION

     The Federal Communications Commission (the "FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate On Command Corporation's pay-per-view or free-to-guest services. However, the FCC's jurisdiction does encompass certain aspects of ANS's satellite delivery operations.

     The Code and Ratings Administration of the Motion Picture Association of America, an industry trade association, assigns ratings for age-group suitability for viewing of motion pictures. Beacon will follow the practice of submitting its motion pictures for such ratings. In addition, United States television stations and networks as well as foreign governments impose restrictions on the content of motion pictures which may restrict in whole or in part exhibition on television or in a particular territory.

                      PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company uses a number of trademarks for its products and services, including "Ascent," "On Command," "OCV," "SpectraVision," "Denver Nuggets," "Colorado Avalanche," "Beacon" and others. Many of these trademarks are registered by the Company, and those trademarks that are not registered are protected by common law and state unfair competition laws. Because the Company believes that these trademarks are significant to the Company's business, the Company has taken affirmative legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future. The Company believes that its trademark position is adequately protected. The Company also believes that its trademarks are generally well recognized by consumers of its products and are associated with a high-level of quality and value.

     OCV and SpectraVision own a number of patents and patent licenses covering various aspects of OCC's pay-per-view and interactive systems. Although OCV and SpectraVision maintain and protect these valuable assets, OCC believes that the design, innovation and quality of OCV's and SpectraVision's products and their relations with their customers are at least as important, if not more so, to the maintenance and growth of OCC.

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

                                  EMPLOYEES

     The Company had approximately 1,021 employees at March 3, 1998. In addition to the NBA Collective Bargaining Agreement and the NHL Collective Bargaining Agreement, relating to the players for the Nuggets and the Avalanche, respectively, Beacon is a signatory to collective bargaining agreements with the Screen Actors Guild, the Directors' Guild of America and the Writers' Guild of America. These agreements generally require Beacon to employ union actors, directors and writers and comply with certain other provisions relating to compensation, benefits and work rules. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

     The Company currently leases its principal offices in Denver, Colorado under a lease which expires in August 1998. The Company also leases facilities for ANS from COMSAT in Maryland, for Beacon in Los Angeles, California, and for ANS in Palm Bay, Florida. In December 1996 OCC entered into a lease for facilities in San Jose, California and relocated its headquarters and OCV's manufacturing facilities to that location. In connection with the Acquisition, OCC acquired SpectraVision's headquarters building in Plano, Texas and directed SpectraVision to assume certain leases for office space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong and Australia for its customer support operations. On October 31, 1997, OCC sold the SpectraVision headquarters building for $4.5 million in cash.


     The Avalanche and the Nuggets currently play their home games in Denver's McNichols Arena, an indoor sports arena located in downtown Denver. McNichols Arena is owned by the City and is made available to the Nuggets under a lease agreement which extends until the conclusion of the 2005-2006 season. McNichols Arena is made available to the Avalanche under a lease agreement which extends until the conclusion of the 1997-1998 season, subject to renewals for a one-year term. Pursuant to an amendment to the Nuggets lease agreement, the term of the Nuggets' lease decreased by one year for each of the first two years that the Avalanche played in McNichols Arena (from the 2007-2008 season to the 2005-2006 season).

     The Nuggets and the Avalanche have an agreement with the City for use of McNichols Arena as well as offices and training rooms. The lease, as modified by the Arena Agreement (see Note 5 of Notes to the Consolidated Financial Statements), extends through the completion of the new arena and requires annual maximum rental payments of $350,000 and $400,000 per year for the Nuggets and Avalanche, respectively. The City is generally responsible for maintaining McNichols Arena and providing administrative personnel such as ushers, electricians, janitors, technicians and engineers. The Avalanche and the Nuggets are responsible for providing police and fire safety personnel, announcers, timers, scorers and statisticians. The Avalanche and the Nuggets also share in revenue from food and beverage concessions and parking rights at McNichols Arena.

     Through the Arena Company, the Company plans to construct, own and operate a new state-of-the-art sports and entertainment center to be located in downtown Denver. Under the terms of the Arena Agreement with the City, upon completion of construction of the Pepsi Center, the Avalanche and the Nuggets will be released from their existing leases at McNichols Arena, and the Nuggets and the Avalanche will be obligated to play in the Pepsi Center for a term of 23 years (with a possible extension of two years). See "Business-Entertainment-The Pepsi Center."


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations. In addition, through its ownership of the Avalanche and the Nuggets, the Company is a defendant along with other NHL and NBA owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NHL or NBA, as the case may be, for the costs of defending such lawsuits and any liabilities of the NHL or NBA which might result from such lawsuits. The Company does not believe that any such lawsuits, singly or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain ABA-related obligations and litigation, including costs to defend such actions. The Company believes that the ultimate disposition and the costs of defending these or any other incidental NHL or NBA legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In accordance with General Instruction G to the Annual Report on Form 10-K, included herein is the following table, which sets forth the names, ages at March 3, 1998 and titles of the executive officers of the Company, and biographical information with respect to such officers.

     Name                Age  Office
     ----                ---  ------
 Charles Lyons           43   Chairman of the Board, President and Chief
                              Executive Officer
 James A. Cronin, III    43   Executive Vice President, Chief Operating Officer,
                              Chief Financial Officer and Director
 Robert M. Kavner        54   President and Chief Executive Officer, On Command
                              Corporation
 Arthur M. Aaron         40   Vice President, Business and Legal Affairs and
                              Secretary
 David A. Holden         38   Vice President, Finance and Controller
 Ellen Robinson          35   President, Ascent Sports, Inc.


      There is no family relationship between an officer and any other officer or director and no arrangement or understanding between an officer and any other person pursuant to which he or she was selected as an officer.

     MR. LYONS has been President, Chief Executive Officer and a director of the Company and its predecessors since February 1992 and Chairman since June 1997. Mr. Lyons is Chairman of the Board of OCC.

     MR. CRONIN has been Executive Vice President, Chief Operating Officer, Chief Financial Officer and a director of the Company since June 1997. Prior thereto he was Executive Vice President, Finance and Chief Operating Officer of the Company since June 1996. From July to October 1996 Mr. Cronin was Executive Vice President-Finance, acting Chief Financial Officer and acting Chief Operating Officer of OCC. Mr. Cronin served as a financial and management consultant from 1992 through June 1996. Mr. Cronin is a director of OCC and Landair Services, Inc.

     MR. KAVNER has been President and Chief Executive Officer of OCC since September, 1996. Prior thereto Mr. Kavner was a principal in Kavner & Associates, a consulting firm for media and communications companies. From June 1994 through September 1995 Mr. Kavner was an Executive Vice President of Creative Artists Agency, Inc. ("CAA"). Prior to joining CAA, Mr. Kavner was Executive Vice President of AT&T Corp. ("AT&T") from 1984 to 1994, where he held the positions of Chief Executive Officer of AT&T's Multimedia Products and Services Group and Chief Financial Officer of AT&T. Mr. Kavner is a director of Fleet Financial Corp. and Earthlink Networks, Inc.

     MR. AARON has been Vice President, Business and Legal Affairs of the Company since April 1995. Prior thereto, he was a General Attorney in the Office of the General Counsel of COMSAT since July 1993. From October 1987 to

July 1993, Mr. Aaron was an attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom in Boston, Massachusetts.

     MR. HOLDEN has been Vice President, Finance since June 1997 and Controller of the Company since April 1996. Prior thereto, Mr. Holden was Senior Manager at Deloitte & Touche LLP ("Deloitte") from 1987 through 1996.

     MS. ROBINSON has been President of Ascent Sports, Inc. since June 1996. Prior thereto, Ms. Robinson served as General Manager of Pepsi Cola Bottling Company ("Pepsi") in Denver from 1995 to 1996, Vice President of Customer Development of Pepsi from 1992 through 1995 and Area Marketing Manager of Pepsi from 1988 through 1992. Ms. Robinson is a member of the Board of Directors of Koala Corporation.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     As of March 3, 1998, there were approximately 33,463 record holders of shares of Common Stock, $.01 par value, of the Company ("Common Stock"). Ascent's Common Stock trades on the Nasdaq Stock Market-SM-, under the symbol "GOAL." The Company's Transfer Agent and Registrar is The Bank of New York, 101 Barclay Street, New York, New York. The Company has not declared or paid any dividends on the Common Stock and does not intend to do so in the foreseeable future. For a description of certain restrictions on the Company's payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Company's Consolidated Financial Statements.

     The high and low closing prices for the Company's Common Stock for the two fiscal years ended December 31, 1997 are as follows:

     Quarter Ended                 High      Low
     -------------                 ----      ---
     December 31, 1997           $10.375   $ 9.938

     September 30, 1997          $11.625   $11.313

     June 30, 1997               $ 9.375   $ 8.250

     March 31, 1997              $    11   $    10

     December 31, 1996           $23.125   $11.500

     September 30, 1996          $24.875   $15.750

     June 30, 1996               $25.250   $14.500

     March 31, 1996              $15.750   $11.250

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and schedules and accompanying notes and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" presented elsewhere in this document.

                         FIVE YEAR FINANCIAL SUMMARY
         (Dollar amounts in thousands, except per share information)

                                                    Years ended December 31,
                                      -----------------------------------------------------
                                      1997       1996        1995         1994         1993
                                      ----       ----        ----         ----         ----
STATEMENT OF OPERATIONS DATA:

Multimedia Distribution Revenue    $ 242,043   $167,976(1) $135,782     $125,823     $ 97,855
Entertainment Revenue                186,471     90,144      66,036(2)    39,653       27,826
                                   ---------   --------    --------     --------     --------
   Total Revenue                     428,514    258,120     201,818      165,476      125,681
                                   ---------   --------    --------     --------     --------

Operating Expenses                   470,873    302,439     218,353      155,475      121,192
Provision for restructuring               --         --      10,866(3)        --           --
                                   ---------   --------    --------     --------     --------
   Total expenses                    470,873    302,439     229,219      155,475      121,192
                                   ---------   --------    --------     --------     --------

Income (loss) from operations        (42,359)   (44,319)    (27,401)      10,001        4,489
Interest expense                     (20,971)   (10,715)       (759)        (326)        (567)
Other income (expense),
   [including income taxes,
   minority interest
   and extraordinary items]           21,816     19,000       7,137       (4,075)      (1,252)
                                   ---------   --------    --------     --------     --------
Net income (loss)                  $ (41,514)  $(36,034)   $(21,023)    $  5,600     $  2,670
                                   ---------   --------    --------     --------     --------
                                   ---------   --------    --------     --------     --------
Basic and diluted net income
 (loss) per common share (4)(5)    $   (1.40)  $  (1.21)   $  (0.87)    $   0.23     $   0.11
                                   ---------   --------    --------     --------     --------
                                   ---------   --------    --------     --------     --------
Weighted average number of
 common shares outstanding (4)        29,755     29,753      24,217       24,000       24,000
                                   ---------   --------    --------     --------     --------
                                   ---------   --------    --------     --------     --------

OTHER FINANCIAL DATA:

Operating Income (loss):
   Multimedia Distribution         $ (21,745)  $ (9,775)   $  2,885     $ 18,140     $ 15,327

   Entertainment                     (12,078)   (24,812)     (9,418)       1,064       (2,871)
   Ascent Corporate                   (8,536)    (9,732)    (10,002)      (9,203)      (7,967)
   Restructuring reserve                  --         --     (10,866)          --           --
                                   ---------   --------    --------     --------     --------
     Total                          $(42,359)  $(44,319)   $(27,401)    $ 10,001     $  4,489
                                   ---------   --------    --------     --------     --------
                                   ---------   --------    --------     --------     --------

Capital Expenditures:
   Multimedia Distribution          $ 93,914   $ 78,793    $ 82,903     $ 89,073     $ 63,708
   Entertainment                      25,156     10,066       2,208          980        1,232
                                   ---------   --------    --------     --------     --------
     Total                          $119,070   $ 88,859    $ 85,111     $ 90,053     $ 64,940
                                   ---------   --------    --------     --------     --------
                                   ---------   --------    --------     --------     --------

CASH FLOW DATA:
   Net cash provided by
     operating activities   $  74,870   $  23,090   $  63,289   $  38,560   $  27,713
   Net cash used in
     investing activities   $(130,831)  $(113,127)  $(180,041)  $(119,975)  $ (76,086)
   Net cash provided by
     financing activities   $  77,248   $  82,988   $ 124,406   $  81,554   $  51,217


EBITDA: (6)
   Multimedia Distribution  $  66,859   $  52,457   $  48,277   $  53,031   $  39,071
   Entertainment                  768     (12,286)     (1,135)      4,993         612
   Ascent Corporate            (8,404)     (9,678)    (10,002)     (9,203)     (7,967)
                            ---------   ---------   ---------   ---------   ---------
      Total                 $  59,223   $  30,493   $  37,140   $  48,821   $  31,716
                            ---------   ---------   ---------   ---------   ---------
                            ---------   ---------   ---------   ---------   ---------

OTHER:
Cash dividends per share    $     --   $      --    $     --    $      --   $      --
                            ---------   ---------   ---------   ---------   ---------
                            ---------   ---------   ---------   ---------   ---------

BALANCE SHEET DATA
(AT END OF PERIOD):

Total assets                $738,984    $ 742,642     504,416   $ 372,580   $ 270,473
Total long-term debt         259,958       50,000      70,000         207       1,024
Stockholder's equity         227,698      269,585     301,269     268,197     181,181

ROOM DATA:
Total Number of Guest-pay
 rooms (at end of period):
   On-Demand                 765,000      710,000     361,000     248,000     124,000
   Scheduled only (7)        128,000      208,000      51,000     194,000     264,000
                            ---------   ---------   ---------   ---------   ---------
      Total rooms            893,000      918,000     412,000     442,000     388,000
                            ---------   ---------   ---------   ---------   ---------
                            ---------   ---------   ---------   ---------   ---------

(1) Includes $21.4 million in revenues from SpectraVision. The results of operations for the fourth quarter of 1996 include the results from SpectraVision assets which were acquired on October 8, 1996. See Note 2 of Notes to the Consolidated Financial Statements.

(2) Includes $9.2 million of NBA expansion fee revenue recorded in the second quarter of 1995. In addition, the results of operations for the second and third quarter of 1995 include the results of the Avalanche which was acquired on July 1, 1995.

(3) Includes a $10.9 million restructuring charge resulting from the discontinuation of Satellite Cinema's lower margin, scheduled, satellite delivered pay-per-view service. See Note 12 of Notes to Consolidated Financial Statements.

(4) Gives effect to the 24,000-for-1 stock split of the outstanding Common Stock effected upon consummation of the Offering.

(5) The Company adopted SFAS No. 128, "Earnings Per Share" during 1997 and accordingly, has restated the prior years presentation.

(6) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization and other income (expense). The most significant difference between EBITDA and cash provided from operating activities is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document. EBITDA for the year ended December 31, 1995 excludes the provision for restructuring during such period.

(7) Historically, the Company through its Satellite Cinema division, provided satellite delivered (scheduled only) pay-per-view movies to the lodging industry prior to its ownership of OCV. During the third quarter of 1995, management of the Company decided to discontinue Satellite Cinema's scheduled movie operations and focus solely on the business and luxury hotels served by OCV's on-demand technology. Effective October 8, 1996 the Company, through OCC, acquired the assets and certain liabilities of SpectraVision, which assets included a certain number of scheduled only pay-per-view rooms. In the third quarter of 1997, OCC assigned to Skylink operating rights and sold assets associated with approximately 26,500 rooms in the United States and Canada.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report.

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

OVERVIEW

The Company operates in two segments: Multimedia Distribution, which consists of OCC and ANS, and Entertainment, which consists of the Denver Nuggets, the Colorado Avalanche, the Arena Company, and Beacon.

MULTIMEDIA DISTRIBUTION

The Company made its initial investment in OCC in 1991 and owned approximately 79% of OCV prior to the Acquisition. As a result of consummating the Acquisition, the Company owned approximately 57%
(approximately 46% on a fully diluted basis) of the outstanding common stock of OCC.

Prior to the Acquisition, OCV had experienced rapid growth in the prior three and one half years, increasing its base of installed rooms from approximately 37,000 rooms in approximately 90 hotels at the end of 1992 to approximately 441,000 rooms in approximately 1,585 hotels at October 1996. Conversely, SpectraVision, as a result of financial constraints and its bankruptcy filing in June 1995, had experienced deterioration in its room base over the same period. SpectraVision's room base, including both pay-per-view and free-to-guest, had decreased from approximately 1,059,000 installed rooms in approximately 2,543 hotels at the end of 1992 to approximately 484,000 rooms, including both pay-per-view and free-to-guest, in approximately 1,632 hotels at October 1996. During the third quarter of 1995, management of the Company decided to discontinue Satellite Cinema's scheduled movie operations and focus primarily on the business and luxury hotels served by OCV's on-demand technology. In December 1995, certain assets and contracts relating to Satellite Cinema customers were sold by OCV to Skylink Communications ("Skylink"). See Note 2 of Notes to the Consolidated Financial Statements. Effective October 8, 1996, the Company, through OCC, acquired the assets and certain liabilities of SpectraVision, which assets included a certain number of scheduled only rooms. During the third quarter of 1997, OCC assigned to Skylink operating rights and sold assets associated with approximately 26,500 SpectraVision rooms located in the U.S. and Canada.

The following table sets forth information with regard to pay-per-view rooms installed as of December 31:


                        1997                1996                1995
                        ----                ----                ----
                   Rooms     Percent   Rooms     Percent   Rooms     Percent
                   -----     -------   -----     -------   -----     -------

 On-Demand        765,000     85.7%   710,000     77.3%   361,000     87.6%
                  -------     ----    -------    -----    -------    -----
 Scheduled        128,000     14.3%   208,000     22.7%    51,000     12.4%
                  -------     ----    -------    -----    -------    -----
                  893,000    100.0%   918,000    100.0%   412,000    100.0%
                  -------    -----    -------    -----    -------    -----
                  -------    -----    -------    -----    -------    -----


It is expected that the Company will continue to derive a majority of its consolidated revenues from OCC. Revenue and income growth are anticipated from the continued installation of on-demand systems for new hotel customers and systems serving existing SpectraVision customers. The primary sources of revenues of OCC (which are more fully discussed below) are movie rentals, video games, free-to-guest services and video system sales. The Company projects that the conversion of hotel rooms acquired in the Acquisition to OCC's on-demand technology, as well as the continued upgrading and expansion of the products and services offered by OCC, may require capital expenditures of approximately $60 to $90 million during 1998.

Through ANS, the Company provides satellite distribution support services, principally to the NBC television network for which it is the primary provider. In 1984, ANS entered into the ten-year NBC Agreement to design, build, operate and support its satellite distribution network. In 1994, ANS and NBC extended the term of the NBC Agreement to 1999. In addition, in August 1996, the Company and NBC executed a letter of intent pursuant to which the Company has procured and installed certain digital technology equipment and has agreed to provide MSNBC, LLC, a joint venture between NBC and Microsoft Corporation ("MSNBC"), with network service, maintenance and support. This partial digital upgrade service, governed by the underlying NBC Agreement, is being provided for a 10-year term. ANS and MSNBC currently anticipate finalizing a service agreement separate from the underlying NBC Agreement in the first half of 1998 for the MSNBC partial digital upgrade service. The network service, maintenance and support provided to MSNBC are related to and dependent upon the original NBC distribution network. The Company anticipates that ANS will assist NBC in completing the upgrade of the NBC distribution network to digital technology, although no assurance can be provided in this regard. Expenditures by ANS which would be associated with such digital upgrade in the event of such renewal are estimated at approximately $30-$35 million, substantially all of which are currently expected to be financed through operating leases, and would be accompanied by an extension of the NBC Agreement. No assurance can be provided that such agreement will be extended and, if extended, on what terms. The Company anticipates that the contract to complete the digital upgrade for NBC will be awarded in the fourth quarter of 1998 and accordingly, the timing of the expenditures may vary.

ENTERTAINMENT

The Company made its initial investment in the Nuggets, one of 29 franchises in the NBA, in 1989 with the acquisition of a 62.5% interest in a limited partnership that acquired the Nuggets. In 1991 and 1992, the Company acquired the remaining interests in the partnership. In July of 1995, the Company acquired the Avalanche, one of 26 franchises in the NHL, at a cost of approximately $75.8 million. The Company moved the franchise to Denver to share Denver's McNichols Arena with the Nuggets, where the team commenced play under the Colorado Avalanche name in the 1995-1996 season. Based on the timing of the Avalanche acquisition, the Company's results of operations for the year ended December 31, 1995 include the results of the Avalanche only for the last six months.

The financial performance of the Nuggets and the Avalanche are, to a large extent, dependent on their performance in their respective leagues. In addition, due to the limitation of the facilities available at McNichols Arena, the Company expects the Avalanche and the Nuggets to continue to experience operating losses as long as both teams play in McNichols Arena. On November 13, 1997, the Arena Company entered into the Arena Agreement with the City, pursuant to which Ascent will construct, own and operate the Pepsi Center in which the Nuggets and Avalanche would play beginning in the 1999-2000 NHL and NBA playing seasons. As a result of the Nuggets and the Avalanche playing in the Pepsi Center and Ascent operating the Pepsi Center for live events, completion of the Pepsi Center is expected to result in increased revenues and improved operating results for the Company's Entertainment segment.

In December of 1994, Ascent acquired the assets of Beacon, a film and television production company based in Los Angeles. The cost of this acquisition was $29,133,000 which consisted of $16,180,000 in cash and liabilities assumed of $12,953,000. Since the acquisition of

Beacon, Beacon has produced four motion pictures including AIR FORCE ONE, A THOUSAND ACRES, AND PLAYING GOD which were released in 1997.

SEASONALITY, VARIABILITY AND OTHER

The Company's businesses are subject to the effects of both seasonality and variability.

The Multimedia Distribution segment revenues, and primarily those of OCC, are influenced principally by hotel occupancy rates and the "buy rate" or percentage of occupied rooms at hotels that buy movies or other services at the property. Higher revenues are generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion picture or services available at the hotel and the guests' other entertainment alternatives.

The Entertainment segment revenues are influenced by various factors. Revenues for the Nuggets and the Avalanche correspond to the NBA and NHL playing seasons, which extend from the fall to late spring depending on the extent of each team's post-season playoff participation. Accordingly, the Company realizes the vast majority of its revenues from the Nuggets and the Avalanche during such period. Beacon's revenues fluctuate based upon the delivery and/or availability of the films it produces, the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release and delivery dates for theatrical products are determined by several factors, including the distributor's schedule, the timing of vacation and holiday periods and competition in the market. Specifically, Beacon delivered and released three motion pictures during the year ended December 31, 1997; AIR FORCE ONE was delivered and released in July 1997, A THOUSAND ACRES was delivered and released in September 1997, and PLAYING GOD was released domestically in October 1997 and was delivered to certain of its foreign distributors during the year ended December 31, 1997. Accordingly, Beacon's revenues have significantly increased during the year ended December 31, 1997 as compared to prior years.

Furthermore, Beacon's operating results are significantly affected by accounting policies required for the film and entertainment industry and management's estimates of the ultimate realizable value of its films. Production advances received prior to delivery or completion of a film are treated and recorded as deferred income and are generally recognized as revenues on the date the film is delivered or made available for delivery.

The Company generally capitalizes all costs incurred to produce a film. Such costs include the acquisition of story rights, the development of stories, the direct costs of production, print and advertising costs, production overhead and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future periods. These costs, as well as participation and talent residuals, are amortized each period under the individual film forecast method, which uses the ratio that the current period's gross revenues from all sources for the film bear to management's estimate of anticipated total gross revenues for such film from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular item or product, which had been expected to yield greater future proceeds, a write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result and could be material.

As a result of the operating losses expected to be incurred by OCC, the Avalanche and the Nuggets, the Company expects to incur operating losses on a consolidated basis during 1998. However, the Company expects to record positive earnings before income taxes, depreciation and amortization and positive operating cash flows during this period.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

The following table sets forth certain data as a percentage of revenues for the period indicated:


                                          1997                    1996
                                          ----                    ----
                                    Amount    Percent       Amount     Percent
                                   --------   -------       ------     -------
                                              (Dollars in thousands)
 INCOME STATEMENT DATA
 Revenues:
      Multimedia Distribution      $242,043      56.5 %    $167,976       65.1%
      Entertainment                 186,471      43.5        90,144       34.9
                                   --------     -----      --------      -----
         Total                      428,514     100.0       258,120      100.0

 Cost of services                   360,886      84.2       217,949       84.4
 Depreciation and amortiza          101,583      23.7        74,812       29.0
 General and administrative           8,404       2.0         9,678        3.8
                                   --------     -----      --------      -----
 Operating loss                     (42,359)     (9.9)      (44,319)     (17.2)
 Other income (expense), net           (319)       --           565        0.2
 Interest expense                   (20,971)     (4.9)      (10,715)      (4.1)
 Income tax benefit                   7,816       1.8        11,957        4.6
 Minority interest                   14,319       3.3         6,812        2.6
 Extraordinary loss, net                 --        --          (334)      (0.1)
                                   --------     -----      --------      -----
 Net loss                          $(41,514)     (9.7)%    $(36,034      (14.0)%
                                   --------     -----      --------      -----
                                   --------     -----      --------      -----


REVENUES

Revenues increased by $170.4 million, or 66.0%, to $428.5 million for the year ended December 31, 1997 from $258.1 million for the year ended December 31, 1996. Multimedia Distribution revenues increased by $74.0 million, or 44.0%, to $242.0 million for the year ended December 31, 1996. This increase in the Multimedia Distribution revenues is attributable to a $74.6 million increase in revenues at OCC. The increase in revenues at OCC was due to a larger number of hotel rooms served, resulting primarily from the Acquisition in October 1996. OCC's revenues in 1997 were also affected by a satellite outage in January affecting certain SpectraVision properties and the termination and sale of approximately 40,000 rooms during the second-half of 1997 that were receiving pay-per-view programming delivered exclusively by satellite. Management of OCC believes these two events reduced Multimedia Distribution revenues in 1997 by approximately $3.0 million to $4.0 million. Entertainment revenues increased by $96.4 million in 1997 primarily as a result of an increase in revenues at Beacon of $87.1 million. The increase in revenues at Beacon is due to the recognition of $91.0 million in revenues from the release and delivery of three motion pictures to their distributors during 1997. Specifically, Beacon recognized revenues of $72.9 million from the release of AIR FORCE ONE (which includes Beacon's share of the net box office results through December 31, 1997 and $50.0 million which is attributable to the recognition of previously deferred revenues upon delivery of the film to its foreign distributor), $6.8 million from the delivery and domestic release of A THOUSAND ACRES and revenues of $11.3 million from the delivery and release of the motion picture PLAYING GOD. In contrast, during the year ended December 31, 1996, Beacon recognized revenues of $4.6 million from the home video release of the motion picture, THE BABYSITTER'S CLUB. In addition, during the year ended December 31, 1997, the Avalanche realized increased revenues of $10.0 million from regular season ticket sales, sponsorship sales, local broadcast revenues, and increased playoff and preseason revenues in spite of playing fewer home games as compared to 1996. However, the increases in revenues from the Avalanche were partially offset by declining revenues from the Nuggets as compared to 1996.

COST OF SERVICES

Cost of services increased by $143.0 million, or 65.6%, to $360.9 million for the year ended December 31, 1997 from $217.9 million for the year ended December 31, 1996. The overall increase in cost of services is attributable to an increase in film amortization costs at Beacon of $70.9 million, primarily from AIR FORCE ONE, and increased costs at OCC due to the overall increase in number of rooms served. Cost of Services for Multimedia Distribution was $175.2 million, or 72.4% of Multimedia Distribution revenues for the year ended December 31, 1997 compared to $115.5 million, or 68.8% of Multimedia Distribution revenues for the year ended December 31, 1996. The decline in Multimedia Distribution margin is primarily attributable to an increase in cost of services at OCC and a lower recovery of free-to-guest programming costs provided to hotels. The increase in cost of services at OCC is primarily due to higher royalties on feature movies, higher hotel commission expenses on SpectraVision rooms, and an increase in field service costs in order to support the acquired SpectraVision equipment and expenses associated with the satellite outage, as discussed previously. In addition, OCC has incurred additional costs in 1997 in the development of its new digital technologies, for activities to integrate SpectraVision and OCC's operational systems and the expansion of its international presence. Partially offsetting the declining margin at OCC was an increase in margin at ANS, which is attributable to ancillary sales of higher margin services in 1997 and labor cost savings. Cost of Services for Entertainment was $185.7 million, or 99.6% of Entertainment revenues for the year ended December 31, 1997 compared to $102.4 million, or 113.7% of Entertainment revenues for the year ended December 31, 1996. The improved margin at Entertainment is primarily attributable to results from AIR FORCE ONE, and to a lesser degree, improved operating results at the Avalanche from higher revenues. Lower revenues and higher costs with respect to the Nuggets, resulting primarily from increased team costs related to contract terminations, partially offset Entertainment's improved margin.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by $26.8 million, or 35.8%, to $101.6 million for the year ended December 31, 1997 from $74.8 million for the year ended December 31, 1996. Depreciation and amortization for Multimedia Distribution was $88.7 million, or 36.7% of Multimedia Distribution revenues for the year ended December 31, 1997, compared to $62.2 million, or 37.0% of Multimedia Distribution revenues for the year ended December 31, 1996. The increase is primarily attributable to a higher installed room base and the resulting increase in depreciation at OCC, combined with the incremental depreciation and amortization of the intangible assets acquired in connection with the Acquisition in October 1996. Depreciation and amortization for Entertainment was $12.8 million, or 6.9% of Entertainment revenues for the year ended December 31, 1997, compared to $12.6 million, or 14.0% of Entertainment revenues for the year ended December 31, 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, which include only those costs incurred by the parent company, Ascent Entertainment Group, Inc., decreased by $1.3 million, or 13.4%, to $8.4 million for the year ended December 31, 1997 compared to general and administrative expenses of $9.7 million for the year ended December 31, 1996. This decrease primarily reflects the reduction of approximately $1.8 million in certain general and administrative service charges from COMSAT and the non-recurrence of moving, relocation and other travel costs incurred in 1996 offset by increased professional services costs associated with the Distribution, the recognition of expense during 1997 for the Company's stock appreciation rights, and an increase in employment related costs necessary to support the Company's continued growth. From January through June 1997, COMSAT provided only limited administrative and support services to the Company and, since July 1997 has provided none.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by approximately $900,000 during the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase in other expenses during 1997 is attributable to OCC's recognition of a $917,000 loss on its investment in

MagiNet during the fourth quarter of 1997. While the Company recognized $2.3 million in losses on its limited partnership investment in Elitch Gardens during 1996, these losses were substantially offset by a gain of $1.9 million from the sale of investment securities and other interest income recognized during 1996. Elitch Gardens, a Denver amusement park, was sold in October 1996.

INTEREST EXPENSE

Interest expense increased by $10.3 million to $21.0 million for the year ended December 31, 1997 from $10.7 million during the year ended December 31, 1996. This increase is attributable to the additional borrowings incurred during the fourth quarter of 1996 (primarily the assumption of debt in the Acquisition) and throughout 1997 for capital expenditures, investment requirements and the funding of operating requirements of the Company and its subsidiaries; and to a lesser degree, an increase in financing costs as a result of the amendment to the former Ascent Credit Facility in March 1997 and debt issuance costs associated with the Company's Senior Secured Discount Notes (the Notes) issued in December 1997.

INCOME TAXES

The Company recorded an income tax benefit of $7.8 million during the year ended December 31, 1997 as compared to an income tax benefit of $12.0 million for the year ended December 31, 1996. Up to and until the Distribution from COMSAT on June 27, 1997, the Company was able to recognize tax benefits from its operating losses as part of its inclusion as a member of the consolidated tax group of COMSAT. Accordingly, the Company recognized a tax benefit of $8.6 million from its operating losses during the first half of 1997. However, this benefit was partially offset by the Company's recognition of tax expense of $800,000 to reflect OCC's tax on its income from foreign jurisdictions during 1997. Furthermore, OCC, which files a separate return, recognized no tax benefit from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration. (See Note 8 of Notes to Consolidated Financial Statements.)

MINORITY INTEREST

Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

NET LOSS

As a result of the foregoing, net loss for the year ended December 31, 1997 was $41.5 million as compared to a net loss of $36.0 million for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

The following table sets forth certain data as a percentage of revenues for the period indicated:

                                          1996                1995
                                          ----                ----
                                    Amount    Percent    Amount   Percent
                                    ------    -------    ------   -------
                                           (Dollars in thousands)
INCOME STATEMENT DATA
Revenues:
  Multimedia Distribution          $167,976    65.1%    $135,782    67.3%
  Entertainment                      90,144    34.9       66,036    32.7
                                   --------   -----     --------   -----
    Total                           258,120   100.0      201,818   100.0
Cost of services                    217,949    84.4      154,676    76.6
Depreciation and amortization        74,812    29.0       53,675    26.6
General and administrative            9,678     3.8       10,002     5.0
Provision for restructuring              --      --       10,866     5.4
                                   --------   -----     --------   -----
Operating loss                      (44,319)  (17.2)     (27,401)  (13.6)
Other income (expense), net             565     0.2       (2,070)   (1.0)
Interest expense                    (10,715)   (4.1)        (759)   (0.4)
Income tax benefit                   11,957     4.6        9,835     4.9
Minority interest                     6,812     2.6         (628)   (0.3)
Extraordinary loss, net                (334)   (0.1)          --    (334)
                                   --------   -----     --------   -----
Net loss                           $(36,034   (14.0)%   $(21,023)  (10.4)%
                                   --------   -----     --------   -----
                                   --------   -----     --------   -----

REVENUES

Revenues increased by $56.3 million, or 27.9%, to $258.1 million for the year ended December 31, 1996 from $201.8 million for the year ended December 31, 1995. Multimedia Distribution revenues increased by $32.2 million, or 23.7%, to $168.0 million for the twelve months ended December 31, 1996 from $135.8 million for the twelve months ended December 31, 1995. While revenues for the year ended December 31, 1996 includes $21.4 million from the SpectraVision assets acquired by OCC in October, 1996, 1995 revenues includes $24.7 million of revenues from the Company's Satellite Cinema business, which ceased operations on December 31, 1995. Excluding the 1995 Satellite Cinema revenues and the 1996 SpectraVision revenues, Multimedia Distribution revenues increased $35.5 million or 32.0% over 1995 revenues. This increase is primarily attributable to the 29.0% growth in 1996 of OCV installed on-demand rooms (from 361,000 rooms at December 31, 1995 to 466,000 rooms at December 31, 1996). In addition, revenues increased at ANS due to revenues earned for services provided under the NBC agreement for the MSNBC partial digital upgrade. Entertainment revenues increased by $24.1 million, or 36.5%, to $90.1 million for the year ended December 31, 1996 from $66.0 million for the year ended December 31, 1995 primarily as a result of the inclusion of a full year of revenues from the Avalanche. The Avalanche, acquired in July 1995, reflected no revenues in the first half of 1995 as compared to $26.4 million for the first six months of 1996. The increased Avalanche revenues were partially offset by lower revenues at the Nuggets, primarily attributable to the absence of $9.2 million in NBA expansion fees recognized in 1995, and at Beacon, since Beacon had no movie releases in 1996 as compared to one in 1995.

COST OF SERVICES

Cost of services increased by $63.2 million, or 40.9%, to $217.9 million for the year ended December 31, 1996 from $154.7 million for the year ended December 31, 1995. Costs of services for Multimedia Distribution was $115.5 million, or 68.8% of Multimedia Distribution revenue for the year ended December 31, 1996 compared to $87.5 million, or 64.4% of Multimedia Distribution revenue for the year ended December 31, 1995. The decline in Multimedia Distribution margin is primarily attributable to one-time charges of $8.7 million at OCC for costs associated with the integration of SpectraVision, the alignment of OCC's operating practices and the establishment of OCC as a new public company. In addition, OCC's margin also decreased due to an increase in free-to-guest costs and movie royalty expenses in 1996 as compared to 1995. Costs of services for Entertainment was $102.4 million, or 113.7% of Entertainment revenue for the year ended December 31, 1996, compared to $67.2 million, or 101.8% of Entertainment revenue for the year ended December 31, 1995. The decline of Entertainment margin is attributable to increased operating losses at the Nuggets which is primarily attributable to lower ticket revenues due to reduced attendance and the absence of NBA expansion fees of $9.2 million recognized in 1995.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by $21.1 million, or 39.3%, to $74.8 million for the year ended December 31, 1996 from $53.7 million for the year ended December 31, 1995. Depreciation and amortization for Multimedia Distribution was $62.2 million, or 37.0% of Multimedia Distribution revenues for the year ended December 31, 1996, compared to $45.4 million, or 33.4% of Multimedia Distribution revenues for the year ended December 31, 1995. This increase in depreciation and amortization is primarily attributable to the capital investment associated with installing on-demand service systems in hotels and to a lesser extent, the depreciation and amortization associated with assets acquired from the SpectraVision acquisition. Depreciation and amortization for Entertainment was $12.6 million, or 14.0% of Entertainment revenues, for the year ended December 31, 1996, compared to $8.3 million, or 12.6% of Entertainment revenues, for the year ended December 31, 1995. This increase in depreciation and amortization is attributable to the inclusion of a full year of amortization of the intangible assets acquired in the 1995 acquisition of the Avalanche.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, which include only those costs incurred by the parent Company, Ascent Entertainment Group, Inc., decreased by $300,000, or 3%, to $9.7 million for the year ended December 31, 1996, compared to general and administrative expenses of $10.0 million for the year ended December 31, 1995. This decrease primarily reflects the reduction of approximately $2.4 million in certain general and administrative service charges from COMSAT offset by an increase in costs associated with being a publicly traded corporation in 1996.

OTHER INCOME (EXPENSE)

Other income for the year ended December 31, 1996 was $600,000, an increase of $2.7 million from the year ended December 31, 1995 which reflected $2.1 million in other expense. Other income in 1996 includes a gain of $1.9 million from the sale of investment securities in 1996 offset by $2.3 million in losses on the Company's limited partnership investment in Elitch Gardens. The improvement over 1995 is primarily due to the settlement of a lawsuit in 1995 with a former employee of OCV of $1.5 million and a charge of $900,000 for expenses in 1995 associated with the Company's portion of certain site-specific plans for a Pepsi Center in Denver.

INTEREST EXPENSE AND EXTRAORDINARY LOSS

Interest expense increased by $9.9 million to $10.7 million for the year ended December 31, 1996 from $759,000 for the year ended December 31, 1995. This increase is attributable to borrowings incurred in conjunction with Ascent's initial public offering in December 1995 to pay off indebtedness owed to COMSAT and the additional borrowings incurred during 1996 to fund the Company's continuing expansion of its businesses, primarily for capital expenditures at OCC and the assumption of debt in connection with the Acquisition. In conjunction with the Acquisition, the Company and OCC each obtained new credit agreements with a bank. The Company recorded an extraordinary loss of $334,000, net of taxes, in the fourth quarter of 1996 in connection with the extinguishment of its previous credit facility with its former lender.

INCOME TAX BENEFIT

The Company recorded an income tax benefit of $12.0 million for the year ended December 31, 1996 as compared to an income tax benefit of $9.8 million for the year ended December 31, 1995. This decline in the Company's effective tax benefit is primarily attributable to the losses incurred by OCC during the fourth quarter of 1996, in which no tax benefit was recognized due to uncertainties regarding OCC's ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards prior to their expiration. See Note 8 of Notes to Consolidated Financial Statements.

NET LOSS

As a result of the foregoing, net loss for the year ended December 31, 1996 was $36.0 million, compared to net loss of $21.0 million for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of cash during the year ended December 31, 1997 were as follows: cash from operating activities of $74.9 million, net borrowings under the Ascent and OCC credit facilities of an aggregate of $60.0 million, a $15.0 million equity investment in the Arena Company by Liberty, the collection of $3.0 million on notes and other long-term receivables and aggregate proceeds of $2.7 million from the sale of investments and distributions from partnerships and joint ventures. Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth. Specifically, capital expenditures of $91.8 million were made by OCC for the continuing installation of on-demand systems in new hotel properties and the conversion of SpectraVision rooms to OCC's on-demand technology, and $24.8 million was expended by the Arena Company to acquire land and commence construction on the Pepsi Center. In addition, $21.8 million of cash was invested by Beacon on films under production and development and to acquire rights for film properties and $17.7 million in cash was used by the sports teams to make payments associated with long-term player contracts.

The Company's working capital position improved by $212.8 million, from a working capital deficit of $205.0 million at December 31, 1996 to positive working capital of $7.8 million at December 31, 1997. This improvement is primarily attributable to the refinancing of both the Ascent and OCC credit facilities and the issuance of the Notes (see Note 6 of Notes to the Consolidated Financial Statements), whereby short-term debt of $143.0 million at December 31, 1996 was refinanced on a long-term basis. The working capital improvement is also attributable to an increase in cash of $21.3 million, the classification of $8.6 million of film inventory as a current asset and a reduction in deferred revenue of $32.6 million, primarily at Beacon, due to the recognition of certain previously deferred revenues upon delivery of films to their respective distributors.

Total indebtedness of the Company at December 31, 1997 consists primarily of the Notes totaling $127.0 million and $133.0 million outstanding under OCC's Credit Facility. Based on borrowings at December 31, 1997, the Company had access to $50.0 million of long-term financing under the Ascent Credit Facility and OCC had access to $67.0 million of long-term financing under the OCC Credit Facility, subject to certain covenant restrictions (see Note 6 of Notes to the Consolidated Financial Statements.)

The Company is proposing to offer approximately $100.0 to $130.0 million of Arena Notes during the second quarter of 1998 for purposes of financing the development and construction of the Pepsi Center. The Arena Notes are expected to be secured by some or all of the assets of the Arena Company, including the Pepsi Center and by the revenues of the Pepsi Center, including certain corporate sponsorships.

The Company's cash requirements during 1998 are expected to include (i) the continuing conversion and installation by OCC of on-demand in room video entertainment systems, (ii) construction of the Pepsi Center, (iii) funding the development, production and/or acquisition of rights for motion pictures at Beacon, (iv) funding the operating requirements of Ascent and its subsidiaries, and (v) the payment of interest under the Ascent Credit Facility and OCC Credit Facility. The
Company anticipates that capital expenditures in connection with the continuing installation and conversion by OCC of on-demand in room video entertainment systems may be approximately $65.0 to $90.0 million in 1998.
The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continuing installation by OCC of on-demand in-room video entertainment systems will be funded primarily through cash flows from OCC's operating activities and financed under the OCC Credit Facility. The expenditures for construction of the Pepsi Center will be funded through the anticipated proceeds of the Arena Notes. However, as a result of the timing of the closing of the Arena Notes, the Company has, and will continue to advance during the first half of 1998, funds to the Arena Company to support the ongoing construction activity. Beacon's cash requirements with respect to the funding of its anticipated movie productions are expected to consist of expenditures totaling approximately $12.0 to $20.0 million during 1998. Such cash requirements will be dependent upon the number, nature and timing of the projects that the Company determines to pursue during 1998. To fund Beacon's productions, the Company expects to utilize Beacon's domestic distribution agreement with Universal Pictures when appropriate, and/or pre-sell a portion of the international distribution rights to help fund motion picture costs. The Company's other long-term capital requirements may include ANS' participation in an upgrade of the NBC affiliate network. ANS' cash requirements, should it be awarded the NBC Agreement, may consist of expenditures of $30.0 to $35.0 million, commencing in late 1998 or 1999, substantially all of which are currently anticipated to be financed through operating leases.

Management of the Company believes that available cash, cash flows from operating activities and funds available under the Ascent Credit Facility and OCC Credit Facility (see Note 6 of Notes to Consolidated Financial Statements), together with the anticipated proceeds from the Arena Notes will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements during 1998. However, it is the Company's expectation that cash flows from operations will be insufficient to cover planned capital expenditures during 1998 and 1999 and, accordingly, no cash interest is payable on the Notes until June 2003. Thereafter, the Company's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon the future performance of the Company and, in particular, on the successful implementation of the Company's strategy, including conversion of the hotel rooms acquired in the SpectraVision Acquisition to OCC's on-demand technology, the upgrade and expansion of OCC's technology and service offerings and construction of the Pepsi Center in Denver, and the ability to attain significant and sustained growth in the Company's cash flow. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its long-term debt service obligations and working capital requirements. Based on the Company's current expectation with respect to its existing businesses, the Company does not expect to have cash flows after capital expenditures sufficient to repay all of the Senior Secured Discount Notes at maturity and, accordingly, may have to refinance the Notes at or before their maturity. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to sell assets.

As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT (see Note 14 of Notes to the Consolidated Financial Statements) terminated an agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. As a result, Ascent's financial leverage has increased and may increase in the future for numerous reasons, including the sale of the Arena Notes. In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution. Among the restrictions, Ascent will not be allowed to issue, sell, purchase or otherwise acquire stock or instruments which afford a person the right to acquire the stock of Ascent until July 1998. Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize tax benefits and will not receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during 1998 and thereafter.

Also, in connection with the Acquisition, Ascent and OCC entered into an agreement (the "OCC Corporate Agreement"), pursuant to which OCC agreed, among other things, not to incur any indebtedness, other than under the OCC Credit Facility (and refinancings thereof) and indebtedness incurred in the ordinary course of business which together shall not exceed $100.0 million in the aggregate, without Ascent's prior written consent. In connection with OCC's 1998 budget process, Ascent consented to OCC incurring up to $157.0 million through December 1998, provided that such indebtedness be incurred in compliance with the financial covenants of OCC's Credit Facility.

INFLATION

Inflation has not significantly impacted the Company's financial position or operations.

INFORMATION SYSTEMS AND THE YEAR 2000

As is the case for most other companies using computers in their operations, the Company and its subsidiaries are in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information, technology, and manufacturing computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project by late 1998. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations, or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Ascent Entertainment Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Ascent Entertainment Group, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Entertainment Group, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP


Denver, Colorado
February 26, 1998

                           ASCENT ENTERTAINMENT GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996
                                   (IN THOUSANDS)

                                                           1997        1996
                                                           ----        ----
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $ 25,250    $  3,963
  Receivables, net (Note 3)                                62,572      54,695
  Current portion of film inventory (Note 4)                8,628          --
  Prepaid expenses                                         15,876      11,247
  Deferred income taxes (Note 8)                            2,577       3,580
  Income taxes receivable (Note 8)                          8,212      12,623
  Other current assets                                      1,462       2,759
                                                         --------    --------
      Total current assets                                124,577      88,867
                                                         --------    --------
  Property and equipment, net (Note 5)                    336,859     301,498
  Goodwill, net                                           122,341     132,805
  Franchise rights, net                                    97,373     102,189
  Film inventory, net (Note 4)                             17,442      76,234
  Investments (Note 2)                                      5,979       9,150
  Other assets, net                                        34,413      31,899
                                                         --------    --------
TOTAL ASSETS                                             $738,984    $742,642
                                                         --------    --------
                                                         --------    --------

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 6)                         $     --    $143,000
  Accounts payable                                         24,202      19,992
  Deferred income (Note 4)                                 48,004      80,609
  Other taxes payable                                      10,657      10,447
  Accrued compensation                                     13,480      10,539
  Other accrued liabilities                                18,239      17,643
  Income taxes payable (Note 8)                             2,213       6,970
  Payable to COMSAT (Note 14)                                  --       4,662
                                                         --------    --------
      Total current liabilities                           116,795     293,862
                                                         --------    --------

  Long-term debt (Note 6)                                 259,958      50,000
  Other long-term liabilities (Notes 5 and 7)              37,448      15,978
  Deferred income taxes (Note 8)                            1,917       5,742
                                                         --------    --------
  TOTAL LIABILITIES                                       416,118     365,582
                                                         --------    --------
  Minority interest (Note 2)                               95,168     107,475
  Commitments and contingencies (Notes 2, 5, 6, and 9)         --         --

STOCKHOLDERS' EQUITY (Note 10):
  Preferred stock, par value $.01 per share, 5,000
    shares authorized, one outstanding                         --          --
  Common stock, par value $.01 per share, 60,000
    shares authorized, 29,756 and 29,754 shares issued
    and outstanding                                           297         297
  Additional paid-in capital                              307,248     307,569
  Accumulated deficit                                     (81,147)    (39,633)
  Unrealized gain on available for sale securities,
    net of taxes                                            1,300       1,352
                                                         --------    --------
      TOTAL STOCKHOLDERS' EQUITY                          227,698     269,585
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $738,984    $742,642
                                                         --------    --------
                                                         --------    --------

     The accompanying notes are an integral part of these consolidated financial statements.

                          ASCENT ENTERTAINMENT GROUP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               1997       1996       1995
                                               ----       ----       ----
REVENUES (Note 3 and Note 14 for related
 party revenues)                             $428,514   $258,120   $201,818
                                             --------   --------   --------
OPERATING EXPENSES:
Cost of services                              360,886    217,949    154,676
Depreciation and amortization                 101,583     74,812     53,675
General and administrative                      8,404      9,678     10,002
Provision for restructuring (Note 12)              --         --     10,866
                                             --------   --------   --------
      Total operating expense                 470,873    302,439    229,219
                                             --------   --------   --------

Loss from operations                          (42,359)   (44,319)   (27,401)
Other income (expense), net                      (319)       565     (2,070)
Interest expense (Notes 6 and 14)             (20,971)   (10,715)      (759)
                                             --------   --------   --------
Loss before taxes, minority interest
 and extraordinary loss                       (63,649)   (54,469)   (30,230)
Income Tax Benefit (Note 8)                     7,816     11,957      9,835
                                             --------   --------   --------
Loss before minority interest and
 extraordinary loss                           (55,833)   (42,512)   (20,395)
Minority interest                              14,319      6,812       (628)
                                             --------   --------   --------

Loss before extraordinary loss                (41,514)   (35,700)   (21,023)
Extraordinary loss on early extinguishment
 of debt, net of taxes (Note 6)                  --         (334)        --
                                             --------   --------   --------
NET LOSS                                     $(41,514)  $(36,034)  $(21,023)
                                             --------   --------   --------
                                             --------   --------   --------

Basic and diluted net loss per common share:
Before extraordinary loss                    $  (1.40)  $  (1.20)  $   (.87)
Extraordinary loss on early extinguishment
 of debt, net of taxes                            --        (.01)        --
                                             --------   --------   --------
BASIC AND DILUTED NET LOSS PER SHARE         $  (1.40)  $  (1.21)  $   (.87)
                                             --------   --------   --------
                                             --------   --------   --------

Weighted average number of common shares
 outstanding                                   29,755     29,753     24,217
                                             --------   --------   --------
                                             --------   --------   --------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                              (IN THOUSANDS)

                                                                               UNREALIZED
                                                                                GAIN ON
                                                      ADDITIONAL               AVAILABLE      TOTAL
                                 BUSINESS     COMMON   PAID-IN    ACCUMULATED   FOR-SALE   STOCKHOLDERS'
                                  EQUITY      STOCK    CAPITAL      DEFICIT    SECURITIES     EQUITY
                                  ------      -----    -------      -------    ----------    --------
Balance at January 1, 1995      $ 268,197
   Net Loss                       (17,424)
   Net Transfers from
    COMSAT and Subsidiaries       115,110
                                ---------     -----   ---------      --------     -------     ---------

Balance at December 17, 1995      365,883
   Net loss                                                          $ (3,599)                $  (3,599)
   Repayment of COMSAT loan      (140,000)
   Incorporation of Ascent
    Entertainment Group, Inc.    (225,883)    $ 240   $ 225,643                                 225,883
   Net proceeds from initial
    public offering on
    Dec 18, 1995                                 57      78,928                                  78,985
                                ---------     -----   ---------      --------     -------     ---------

Balance at December 31, 1995                    297     304,571        (3,599)                  301,269
   Net loss                                                           (36,034)                  (36,034)
   Investment in OCC adjustment
    (Note 2)                                              1,178                                   1,178
   Capital contribution from
    COMSAT (Note 10)                                      1,820                                   1,820
   Unrealized gain on available
     for-sale securities, net
     of taxes                                                                       1,352         1,352
                                ---------     -----   ---------      --------     -------     ---------

Balance at December 31, 1996                    297     307,569       (39,633)      1,352       269,585
   Net loss                                                           (41,514)                  (41,514)
   Net change in unrealized
    gain on available for-sale-
    securities, net of taxes                                                          (52)          (52)
   Other                                                   (321)                                   (321)
                                ---------     -----   ---------      --------     -------     ---------

Balance at December 31, 1997    $      --     $ 297   $ 307,248      $(81,147)    $ 1,300     $ 227,698
                                ---------     -----   ---------      --------     -------     ---------
                                ---------     -----   ---------      --------     -------     ---------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

                                                                  1997           1996           1995
                                                                ---------      ---------      ---------
OPERATING ACTIVITIES:
  Net loss                                                      $ (41,514)     $ (36,034)     $ (21,023)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization                                  101,583         74,812         53,675
   Amortization of film inventory                                  79,780          8,442          4,904
   Minority interest in earnings (losses) of
    subsidiaries                                                  (14,319)        (6,812)           628
   Equity in (earnings) of unconsolidated partnerships
    or joint ventures                                                (612)          (346)          (112)
   Interest accretion on Senior Secured Notes                         294             --             --
   Provision for loss on investments                                1,125          2,310             --
   (Gain)/Loss on disposals of property and equipment              (1,016)            11            173
   Provision for restructuring                                         --             --         10,866
   Extraordinary loss on extinguishment of debt, net                   --            334             --
  Changes in operating assets and liabilities:
   Current assets                                                  (5,794)        (9,693)       (10,034)
   Current liabilities                                            (43,967)       (13,727)        27,749
   Noncurrent assets                                               (9,389)        (4,744)        (2,415)
   Noncurrent liabilities                                           8,701          7,965         (1,908)
   Other                                                               (2)           572            786
                                                                ---------      ---------      ---------
   Net cash provided by operating activities                       74,870         23,090         63,289
                                                                ---------      ---------      ---------
INVESTING ACTIVITIES:
   Proceeds from notes and other long-term receivable               2,951          6,684            787
   Proceeds from sale of investments                                1,920          3,608             --
   Net expenditures for film production costs                     (21,829)       (21,050)       (12,549)
   Purchase of property and equipment                            (119,070)       (88,859)       (89,487)
   Proceeds from sale of property and equipment                     4,459            187            482
   Investment in unconsolidated businesses                             --         (4,125)        (3,625)
   Distributions from partnerships and joint ventures                 738             --             --
   Acquisitions of businesses                                          --         (9,572)       (76,249)
   Other                                                               --            --             600
                                                                ---------      ---------      ---------
   Net cash used in investing activities                         (130,831)      (113,127)      (180,041)
                                                                ---------      ---------      ---------
FINANCING ACTIVITIES:
   Net proceeds from issuance of Senior Secured Discount
    Notes                                                         122,231             --             --
   Proceeds from borrowings under former credit facilities         59,000         75,000         70,000
   Repayment of borrowings under former credit facilities        (252,000)      (145,000)          (817)
   Proceeds from borrowings under credit facilities               133,000        205,537
   Payments under revolving credit loans and other notes payable       --        (15,207)            --
   Payment of assumed debt from SpectraVision Acquisition              --        (40,000)            --
   Capital Contribution from COMSAT                                    --          1,820             --
   Proceeds from issuance of subsidiary's equity instruments       15,000          2,587            209
   Repayment of COMSAT note                                            --             --       (140,000)
   Net transfers from COMSAT and its subsidiaries                      --             --        115,110
   Common stock issued                                                 17             --         78,985
   Other                                                               --         (1,749)           919
                                                                ---------      ---------      ---------
   Net cash provided by financing activities                       77,248         82,988        124,406
                                                                ---------      ---------      ---------
   Net increase (decrease) in cash and cash equivalents            21,287         (7,049)         7,654
  Cash and cash equivalents, beginning of year                      3,963         11,012          3,358
                                                                ---------      ---------      ---------
  Cash and cash equivalents, end of year                        $  25,250      $   3,963      $  11,012
                                                                ---------      ---------      ---------
                                                                ---------      ---------      ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of interest capitalized                   $  16,712      $   8,851      $     166
                                                                ---------      ---------      ---------
                                                                ---------      ---------      ---------
   Income taxes paid                                            $   2,447      $      --      $   1,482
                                                                ---------      ---------      ---------
                                                                ---------      ---------      ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Reversal of accrual made in OCC purchase price
    allocation                                                  $   3,000      $      --      $      --
                                                                ---------      ---------      ---------
                                                                ---------      ---------      ---------


     The accompanying notes are an integral part of these consolidated financial statements.

                      ASCENT ENTERTAINMENT GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accounting and reporting practices of Ascent Entertainment Group, Inc. (the "Company" or "Ascent") and its majority owned subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a summary of the Company's significant accounting and reporting policies.

 BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Corporation ("OCC"), the Denver Nuggets Limited Partnership (the "Nuggets"), the Colorado Avalanche, LLC (the "Avalanche"), Beacon Communications Corp. ("Beacon") and Ascent Arena Company, LLC (the "Arena Company"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent, was merged into Ascent and became an operating division of Ascent on May 30, 1997. All significant intercompany transactions have been eliminated.

     OCC provides video distribution and pay-per-view video entertainment services to the lodging industry and has operating subsidiaries or branches in the United States, Canada, Mexico, the United Kingdom, Australia, and Asia.
ANS provides video distribution services to the National Broadcasting
Company ("NBC") television network and other private networks. The Nuggets own a franchise in the National Basketball Association ("NBA"). The Avalanche own a franchise in the National Hockey League ("NHL"). Beacon is a producer of motion pictures and television programming. The Arena Company owns and is managing the construction of a new arena in downtown Denver.

     Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). In addition, Ascent's relationship with COMSAT was governed by three agreements entered into in connection with the
Offering: an Intercompany Services Agreement, a Corporate Agreement and a Tax Sharing Agreement. Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent.

     On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement, both dated as of June 3, 1997 (see Notes 8 and 14) in connection with the Distribution. Ascent and COMSAT also terminated the Intercompany Services Agreement and Corporate Agreement entered into in connection with the Offering resulting in, among other things, the termination of the restriction on Ascent's incurring indebtedness without the consent of COMSAT. As a result of the Distribution, Ascent became an independent publicly held corporation. All costs incurred by Ascent during 1997 which were directly associated with the Distribution have been charged to expense.

 CASH AND CASH EQUIVALENTS. Ascent considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT. Property and equipment is stated at cost, less accumulated depreciation and amortization. Installed video systems consist of video system equipment and related costs of installation at hotel locations. Distribution systems to networks consist of equipment at network affiliates and the related costs of installation. Construction in progress consists of construction expenditures on the Denver Arena Project (see Note 5) and purchased and manufactured parts of partially constructed video systems at OCC.

     The Company capitalizes interest incurred on funds used to construct the Denver arena project (see Note 5). The capitalized interest is recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life, once the arena is operational. In 1997, $221,600 of interest cost was capitalized. No interest was capitalized in 1996 and 1995.

     Depreciation and amortization are calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment are: installed video systems, 3 to 7 years; distribution systems, 10 to 15 years; furniture, fixtures and equipment, 3 to 10 years; and buildings and leasehold improvements, 3 to 20 years.

 GOODWILL. The consolidated balance sheets include goodwill related to the acquisitions of On Command Video Corporation, the Nuggets and Beacon by Ascent, and SpectraVision by OCC (see Note 2). Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $22,440,000 and $13,801,000 at December 31, 1997 and 1996, respectively.

 FRANCHISE RIGHTS. Franchise rights were recorded in connection with the purchases of the Nuggets beginning in 1989 and the Avalanche beginning in 1995. Such rights are being amortized over 25 years. The amounts shown on the consolidated balance sheets are net of accumulated amortization of $22,988,000 and $18,172,000 at December 31, 1997 and 1996, respectively.

 EVALUATION OF LONG-LIVED ASSETS. The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As of January 1, 1996, the date of adoption, and as of December 31, 1997 and 1996, management believes that there was not any impairment of the Company's long-lived assets or any other such identifiable intangibles.

 DEBT ISSUANCE COSTS. Costs associated with the issuance of the Company's Senior Secured Discount notes and current credit facilities are capitalized and amortized over the term of the related borrowing or facility. Amortization of debt issuance costs is charged to operations and is included in interest expense.

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

FILM PRODUCTION ADVANCES. Film production advances received from distributors prior to delivery or completion of a film are treated and recorded as deferred income and are generally recognized as revenues on the date the film is delivered or made available for delivery to the distributors.

 REVENUE AND COST RECOGNITION. OCC installs pay-per-view video systems in hotels, generally under five to seven-year agreements, whereby revenues are recognized at the time of viewing. Revenue from the sale of video systems is recognized when the equipment is shipped, except for systems requiring installation by OCC, which is recognized upon completion of the installation. Revenues from video management services and royalties are recognized when earned.

     The Nuggets and Avalanche game admission and broadcasting revenues are recognized as earned per home game during the teams' pre-season, regular season, and potential post-season, which is generally from September to May of the following calendar year. Certain team and game costs, principally gate assessments, arena rentals and user fees, are recorded and expensed on the same basis. Player salaries, related fringe benefits and insurance, are recognized on a per-day basis during the teams' regular playing seasons. Advance ticket sales and advance payments on television, radio, concessionaire and marketing contracts, and payments for team and game expenses not earned or incurred, are recorded as deferred revenues and deferred game expenses, respectively, and amortized ratably as regular season games are played. Sponsor and concessionaire contracts exceeding one year in length are deferred and amortized over the life of the contract. Sponsor contracts one year in length are recognized as the services are performed during the playing season.

     Revenues from feature film and television program distribution licensing agreements are recognized on the date the completed film or program is delivered or becomes available for delivery, is available for exploitation in the relevant media window purchased by that customer or licensee and certain other conditions of sale have been met pursuant to criteria specified by SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."

     The Company generally capitalizes all costs incurred to produce a film. Such costs include the acquisition of story rights, the development of stories, the direct costs of production, print and advertising costs, production overhead and interest expense related to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future periods. These costs, as well as participation and talent residuals, are amortized each period under the individual film forecast method, which uses the ratio that the current period's gross revenues from all sources for the film bear to management's estimate of anticipated total gross revenues for such film from all sources. Estimates of total gross revenues can change significantly due to the level of market acceptance of film and television products. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted. Such adjustments could have a material effect on results of operations in future periods.

     Revenue from other services is recorded as services are provided.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses include those costs incurred by the parent company, Ascent Entertainment Group, Inc. Similar costs incurred by the Company's majority-owned subsidiaries are included in the cost of services in the accompanying statements of operations. For the years ended December 31, 1997, 1996, and 1995, the Company's subsidiaries incurred related costs of $35,348,000, $22,359,000, and $11,265,000, respectively.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs are charged to operations as incurred. These costs are included in cost of services in the consolidated statements of operations. The amounts charged were $6,912,000, $4,628,000 and $2,734,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

 NET LOSS PER SHARE. The Company computes and presents its net loss per share in accordance with SFAS No. 128 "Earnings Per Share," which was issued in February 1997. Accordingly, the Company has restated the prior periods presentation. Net loss per share is calculated using the income available to common stockholders divided by the weighted average number of common shares outstanding in the respective years. Common equivalent shares were 29,755,000, 30,012,200, and 24,218,600, for the years ended December 31, 1997, 1996, and
1995, respectively.

USE OF ESTIMATES, SIGNIFICANT RISKS AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the estimated useful lives of video systems and property and equipment, intangible assets, including goodwill and franchise rights, the amortization of film costs based on future film revenues, the reduction in construction in progress and film inventory to their net realizable value and the amounts of certain accrued liabilities.

     The Company participates in the highly competitive multimedia distribution and entertainment industries and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: declines in hotel occupancy as a result of general business, economic, seasonal or other factors; loss of one or more of its major hotel chain customers; a decline in ticket sales and other revenues by the sports franchises; the timing and success of film releases; ability to obtain additional capital to finance capital expenditures and film production costs; ability to retain senior management and key employees, including players; risks associated with being a party to collective bargaining agreements between the NBA and NHL and their respective players' associations; ability to convert operational software to be Year 2000 compliant; and risks of technological obsolescence.

 RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, the FASB adopted SFAS No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a Company's operating segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. While the Company has not completed its analysis of which operating segments it will report under SFAS No. 131 in the future, it is required to and will adopt both SFAS 130 and 131 in fiscal 1998.

 RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the current year's presentation.

NOTE 2 -- ACQUISITION AND INVESTMENTS:

     The Company completed one acquisition in 1996 and one in 1995. These acquisitions have been accounted for under the purchase method and, accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. These acquisitions are summarized as follows:

 SPECTRAVISION, INC. Effective October 8, 1996, Ascent through its newly formed subsidiary, OCC, acquired the assets, properties and certain liabilities of SpectraVision, Inc. (the "Acquisition") a leading provider of in-room video entertainment services to the lodging industry. Prior to the acquisition of SpectraVision, On Command Video Corporation ("OCV"), formerly an 84% owned subsidiary of Ascent, was merged with a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and Plan of Merger. At the Closing Date, Ascent and the minority stockholders of OCV received 21,750,000 shares of OCC common stock (Ascent received 17,149,766 of these shares.) In consideration of the acquisition of the assets and properties of SpectraVision by OCC, 8,041,618 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to SpectraVision's creditors. An additional 208,382 shares, which were held in reserve pursuant to the Acquisition Agreement, were subsequently distributed primarily to the SpectraVision bankruptcy estate for the benefit of SpectraVision's creditors. Ascent owns approximately 57% of the common stock of OCC as of December 31, 1997.

     In connection with the Acquisition, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC, after exercise of the warrants). The warrants have a term of 7 years and an exercise price of $15.27 per share. Series A Warrants to purchase on a cashless basis up to 1,425,000 shares of OCC common stock were issued to former OCV shareholders, of which Ascent received warrants to purchase 1,123,823 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to creditors; and Series C warrants were issued to OCC's investment advisors to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration for certain banking and advisory services provided in connection with the transactions.

     The aggregate purchase consideration was allocated to the acquired assets and assumed liabilities of SpectraVision, based on their respective fair market values. The fair value of tangible assets acquired and liabilities assumed was approximately $66,000,000 and $64,000,000, respectively. In addition, $2,000,000 of the purchase price was allocated to purchased technology. The balance of the purchase price, $87,636,000, was recorded as goodwill and is being amortized over twenty years on a straight-line basis. The assets acquired and liabilities assumed are as follows (in thousands):

     Estimated fair value of assets acquired
       (including intangibles of $92,636)                  $155,916
     Liabilities assumed                                    (64,282)
                                                           --------
     Net assets acquired at estimated fair value             91,634
     Cash paid (net of cash received of $257)                (9,572)
                                                           --------
     Common stock and warrants issued                      $ 82,062
                                                           --------
                                                           --------

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

                                                  YEAR ENDED DECEMBER 31,
                                                     1996        1995
                                                     ----        ----
                                                 (IN THOUSANDS, EXCEPT
                                                  PER SHARE INFORMATION)
     Revenues                                      $343,420    $325,804
     Net loss                                      $(42,982)   $(34,749)
     Basic and diluted loss per common share       $  (1.45)   $  (1.44)

     In connection with this transaction, the Company recorded an increase in additional paid-in capital of $1,178,000 as a result of the exchange of its investment in OCV for its investment in OCC.

 COLORADO AVALANCHE LLC. In July 1995, Ascent acquired a NHL franchise and related player contracts, management contracts and certain other assets from Le Club de Hockey Les Nordiques located in Quebec, Canada. The franchise was relocated to Denver, Colorado for the 1995-1996 NHL season, renamed the Colorado Avalanche, and its results since July 1, 1995 have been included in the accompanying consolidated financial statements. The cost of the acquisition was $75,840,000 which was allocated principally to franchise rights and player contracts.

 OTHER INVESTMENTS. Other Investments consist of the following at December 31, 1997 and 1996:

                                                             1997     1996
                                                             ----     ----
                                                             (IN THOUSANDS)
          Marketable equity securities                      $2,001    $2,080
          Investment in MagiNet Corporation                    348     1,265
          Investments in partnerships and joint ventures:
            Elitch Gardens                                     330     2,379
            NBA partnerships                                 2,438     2,657
            Colorado Studios                                   862       769
                                                            ------    ------
               Total other investments                      $5,979    $9,150
                                                            ------    ------
                                                            ------    ------

     At December 31, 1997 and 1996, the Company's investment in marketable equity securities consists of its investment in MetroMedia International Group. This investment is considered to be available-for-sale and accordingly, the net unrealized holding gain or loss, net of deferred income taxes, is reported as a separate component of stockholders' equity. In 1996, the gross realized gain from the sale of a portion of these available-for-sale securities was $1,892,000 and is included in other income (expense) in the accompanying financial statements. The Company's investment in MagiNet Corporation (MagiNet), a private company, is accounted for at cost (see Note 14). In the fourth quarter of 1997, OCC recorded a loss of $917,000 on its investment in MagiNet due to a dilution of its ownership interest in MagiNet. The Company's investments in partnerships and joint ventures are accounted for using the equity method.

     The Company's investment in the limited partnership owning Elitch Gardens, an amusement park in Denver, Colorado, was increased from 13% to 26% in March 1996, when Ascent purchased all of The Anschutz Corporation's (TAC) interest in the limited partnership for $4,125,000 in cash. Subsequently, in September, 1996, the Company recorded a $1,800,000 loss on its limited partnership investment in Elitch Gardens, based on the announced sale of the amusement park to Premier Parks, Inc. The Company's share of proceeds from the sale, which closed on October 30, 1996, are subject to certain future adjustments. In December 1996 and June 1997, the Company recorded additional losses of $510,000 and $129,000, respectively, on its investment due to concerns over the liquidation of the partnership. The Company has received distributions of $1,716,000 in 1996 and $1,900,000 in 1997 in connection with the sale of Elitch Gardens. Management of the Company believes its remaining investment in Elitch Gardens is likely to be recovered through additional partnership distributions to be received in 1998.

NOTE 3 -- RECEIVABLES AND CONCENTRATION OF CREDIT RISK:

     Receivables consist of the following at December 31, 1997 and 1996:

                                                                 1997      1996
                                                                 ----      ----
                                                                 (IN THOUSANDS)
          Trade receivables                                    $59,866   $52,426
          Current portion of notes and long-term receivables     4,468     4,405
          Less allowance for doubtful accounts                   1,762     2,136
                                                               -------   -------
            Receivables, net                                   $62,572   $54,695
                                                               -------   -------
                                                               -------   -------

     Ascent generates a substantial portion of its revenues from OCC and from hotel guest's usage of OCC pay-per-view video systems located in various hotels primarily throughout the United States, Canada, Mexico, the United Kingdom, Australia, and Asia. OCC performs periodic credit evaluations of its installed hotel locations and generally requires no collateral. While the Company does maintain allowances for potential credit losses, actual bad debt losses have not been significant. The Company invests its cash in high-credit quality instruments. These instruments are short-term in nature and, therefore, bear minimal risk.

     OCC has one customer, including its affiliates, which accounted for 11%, 14%, and 16% of consolidated revenues in 1997, 1996 and 1995, respectively. Beacon has one customer which accounted for 15% of consolidated revenues in 1997. No other customer accounted for more than 10% of consolidated revenues during 1997, 1996 and 1995.

     Included in other long-term assets is a long-term receivable of $2,704,000 and $5,655,000 at December 31, 1997 and 1996, respectively.

NOTE 4 -- FILM INVENTORY:

     Film inventory consists of the following at December 31, 1997 and 1996:

                                                      1997      1996
                                                      ----      ----
                                                       (IN THOUSANDS)
     Films released, less amortization               $20,359   $ 3,382
     Films in process and development                     --    69,732
     Development                                       5,711     3,120
                                                     -------   -------
          Total film inventory                       $26,070   $76,234
                                                     -------   -------
                                                     -------   -------

     The Company estimates that approximately 100% of unamortized released film cost will be amortized over the next three fiscal years. At December 31, 1996, the Company increased film inventory and deferred revenues by approximately $49,852,000 in connection with the receipt of film production advances relating to certain films in progress and under development at December 31, 1996. At December 31, 1997, the Company had no film production advances included in film inventory.

NOTE 5 -- PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following at December 31, 1997 and 1996:

                                                       1997       1996
                                                       ----       ----
                                                       (IN THOUSANDS)
     Land                                            $ 20,533   $  2,000
     Buildings and leasehold improvements               1,922      2,997
     Installed video systems                          406,574    343,475
     Distribution systems to networks                  98,341     95,334
     Furniture, fixtures and equipment                 18,506     16,836
                                                     --------   --------
          Total                                       545,876    460,642

     Less accumulated depreciation and amortization   275,744    200,452
                                                     --------   --------
     Net property and equipment in service            270,132    260,190
     Construction-in-progress                          66,727     41,308
                                                     --------   --------
          Property and equipment, net                $336,859   $301,498
                                                     --------   --------
                                                     --------   --------

 DENVER ARENA PROJECT. On May 7, 1997, the Arena Company entered into a Land Purchase Agreement (the "Agreement") with Southern Pacific Transportation Company ("SPT") pursuant to which on November 14, 1997 the Arena Company purchased approximately 49 acres in Denver as the site for the construction of an arena for a total purchase price of $20,533,000. The Land Purchase Agreement provides for the Arena Company and SPT to effect a State-approved voluntary environmental remediation plan on the site with SPT responsible for substantially all of the costs thereof, and for SPT to provide continuing indemnification with regard to certain other environmental liabilities through 2022 on a declining percentage basis.

     On November 13, 1997, Ascent and the Arena Company entered into a definitive agreement (the "Arena Agreement") with the City and County of Denver (the "City"). The Arena Agreement provides for Ascent to construct, own and manage a new arena in the City through its subsidiary, the Arena Company. The Arena Agreement also provides for the release of the Nuggets and Avalanche from their existing leases at the City's current arena, McNichols Arena, upon the completion of the new arena. In addition, upon completion of the new arena, Ascent is to transfer to the City the land associated with the arena and the City will lease the land back to Ascent for a 25 year term. At the end of such term the City will contribute the land back to Ascent.

     On November 14, 1997, Liberty Denver Arena, LLC ("LDA") a subsidiary of Liberty Media Corporation, invested $15,000,000 in the Arena Company. Pursuant to the Operating Agreement between Ascent and LDA, LDA received an ownership interest in the Arena Company that includes an interest in the capital of the Arena Company and a profits interest of approximately 6.5% representing the right to receive distributions from the Arena Company measured by the amount of distributions received by the Company, as defined, from each of the Nuggets and Avalanche. LDA will not have any management or operating rights with respect to the Arena Company, the Nuggets or the Avalanche. In addition, LDA was granted put rights beginning in July 2005 to require the Company to purchase from LDA its then current ownership interest at its fair market value. Likewise, the Company has a call right beginning in July 2005 to purchase the LDA ownership interest at its then fair market value. In connection with this transaction, the Company recorded an increase in other long-term liabilities of $13,000,000 reflecting LDA's right to receive future distributions, if any, from the Nuggets and Avalanche.

OTHER. On October 31, 1997, OCC sold the land and the building which housed the SpectraVision spare part depot in Richardson, Texas for $4,500,000 in cash.

NOTE 6 -- LONG-TERM DEBT:

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                  1997       1996
                                                                  ----       ----
                                                                   (IN THOUSANDS)
          Senior Secured Discount Notes, net of unamortized
            discount of $98,042,000 in 1997                     $126,958   $     --
          OCC Credit Facility                                    133,000         --
          Former OCC credit facility, paid November 1997              --     98,000
          Former Ascent credit facility, paid December 1997           --     95,000
                                                                --------   --------
                Total                                            259,958    193,000
          Less: Short-term borrowings                                 --    143,000
                                                                --------   --------
                Total long-term debt                            $259,958   $ 50,000
                                                                --------   --------
                                                                --------   --------

 SENIOR SECURED DISCOUNT NOTES. On December 22, 1997, Ascent completed the sale of $225,000,000 principal amount at maturity of Senior Secured Discount Notes due 2004 (the "Senior Notes"). The Senior Notes, which mature on December 15, 2004, were sold at a discount for an aggregate price of $126,663,750, representing a yield to maturity of 11.875% computed on a semi-annual bond equivalent basis from the date of issuance. Cash interest will not accrue on the Senior Notes prior to December 15, 2002. Commencing December 15, 2002, cash interest on the Senior Notes will accrue and thereafter will be payable on June 15 and December 15 of each year (commencing June 15, 2003) at a rate of 11.875% per annum. The Senior Notes are redeemable, at the option of Ascent, in whole or in part, on or after December 15, 2001, at specified redemption prices plus accrued and unpaid interest. In addition, at any time prior to December 15, 2000, Ascent may redeem up to 35% of the originally issued principal amount at maturity of the Senior Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price equal to 111.875% of the accreted value thereof to the redemption date. The Senior Notes are senior secured indebtedness of Ascent, secured by a pledge of all of the capital stock of OCC, now owned or hereafter acquired by Ascent. The Senior Notes rank senior to all existing and future subordinated indebtedness of Ascent and pari passu in right of payment to all unsubordinated indebtedness of Ascent. The Senior Notes contain restrictions on among other things, the Company's ability to pay dividends, incur additional indebtedness and the making of loans, investments and other defined payments. The net proceeds from the offering and sale of the Senior Notes of approximately $121.0 million, after deducting debt issuance costs, were used to repay outstanding indebtedness under Ascent's former credit facility.

 ASCENT CREDIT FACILITY. Concurrently with the sale of the Senior Notes, the Company and a bank entered into a second amended and restated loan and security agreement (the "Ascent Credit Facility") to decrease the maximum amount of borrowings under the Company's existing credit facility from $140.0 million to $50.0 million and restate other terms and conditions of the previous agreement. Available borrowings under the Ascent Credit Facility will be permanently reduced commencing in March 2000 and on a quarterly basis thereafter in varying amounts through December 2002 when the facility will terminate. The Ascent Credit facility requires the Company to repay and permanently reduce the available borrowings thereunder with 100% of the net cash proceeds from the issuance and sale of additional shares of the Company's capital stock and with the net cash proceeds from sales of assets of the Company or its subsidiaries (other than OCC), unless there exists no event of default and such proceeds are reinvested in similar assets within 120 days. In addition, the Ascent Credit Facility includes restrictions on among other things, the Company's ability to pay dividends, incur additional indebtedness and the making of loans and investments. At December 31, 1997, there was $50.0 million of available borrowings under the Ascent Credit Facility.

     The Ascent Credit facility is secured by first priority pledges of, and liens on, the capital stock and or partnership or membership interests in all of the Company's subsidiaries other than OCC (collectively, the "Credit Facility Guarantors"), and a negative pledge on all of the assets of the Credit Facility Guarantors, with limited exceptions. The obligations of the Company under the Ascent Credit Facility are guaranteed by the Credit Facility Guarantors.

     At the Company's option, interest rates under the Ascent Credit Facility will be a fluctuating rate of interest equal to either (i) an adjusted London Interbank Offering Rate (LIBOR) plus an applicable borrowing margin or (ii) the greater of the Federal Funds Effective Rate plus .5% plus an applicable borrowing margin or, the bank's prime rate plus an applicable borrowing margin. The applicable borrowing margin will be 2.75% (for LIBOR borrowing) and 1.50% (for Base Rate borrowings) until December 31, 2000. Thereafter, the applicable borrowing margin will range from 2.00% to 2.75% for LIBOR borrowings or 0.75% to 1.50% for Base Rate borrowings, based upon certain financial ratios of the Company. In addition, a fee of .50% per annum is charged on the unused portion of the Ascent Credit Facility. The Ascent Credit Facility also contains customary events of default requiring Ascent to maintain certain financial covenants and events of default specifically related to Ascent's Sports Teams and the construction of the arena.

     In October 1996, upon the closing of the Company's previous credit facility with the bank, Ascent extinguished borrowings of $145.0 million outstanding under its then existing $175.0 million credit facility with a different bank. The Company utilized funds received from OCC of $39.3 million and borrowed $110.0 million under its new credit facility to extinguish its outstanding bank obligations, including accrued interest, and other Ascent obligations. The Company recorded an extraordinary loss of approximately $334,000, net of tax, of $157,000 during the fourth quarter of 1996 in connection with the extinguishment of its previous credit facility.

 OCC CREDIT FACILITY. On November 18, 1997, OCC refinanced its former credit facility and entered into an amended and restated agreement with its lender (the "OCC Credit Facility"). Under the amended OCC Credit Facility, the amount available to OCC was increased from $150.0 million to $200.0 million, and certain other terms were amended; most notably, the inclusion of restrictions on OCC's ability to pay dividends or make other distributions until the later of January 1, 1999 or until certain operating ratios are attained. The OCC Credit Facility will mature in November 2002 and, subject to certain conditions, can be renewed for two additional years. At December 31, 1997, there was $67.0 million of available borrowings under the OCC Credit Facility, subject to certain covenant restrictions.

     Revolving loans extended under the OCC Credit Facility generally will bear interest at LIBOR plus a spread that may range from 0.375% to 0.75% depending on certain operating ratios of OCC. At December 31, 1997, the weighted average interest rate on the OCC Credit Facility was 6.5%. In addition, a fee ranging from .1875% to .25% per annum is charged on the unused portion of the OCC Credit Facility, depending on certain OCC operating ratios. The OCC Credit Facility contains customary covenants, including, among other things, compliance by OCC with certain financial covenants.

 Total minimum payments on long-term debt for the years subsequent to December 31, 1997, assuming the Senior Notes are not redeemed prior to maturity, are as follows (in thousands):

        1998                                      $     --
        1999                                            --
        2000                                            --
        2001                                            --
        2002                                       133,000
        Thereafter                                 225,000
                                                  --------
           Total                                  $358,000
                                                  --------
                                                  --------

NOTE 7  -- DEFERRED COMPENSATION

     Deferred compensation, which is included in other long-term liabilities on the accompanying balance sheet, consists of the following at December 31, 1997 and 1996:

                                                                  1997    1996
                                                                  ----    ----
                                                                 (IN THOUSANDS)
 Deferred compensation contracts payable, at varying
  interest rates, through 2021                                   $8,183  $3,914
 Less: Imputed interest                                             571     720
       Current maturities                                         2,492     439
                                                                 ------  ------
       Total                                                     $5,120  $2,755
                                                                 ------  ------
                                                                 ------  ------

          Total annual payments on long-term deferred compensation for the years subsequent to December 31, 1997 are as follows (in thousands):

     1998                                                    $2,492
     1999                                                     1,718
     2000                                                     1,127
     2001                                                       973
     2002                                                       629
     Thereafter                                               1,244
                                                             ------
           Total                                             $8,183
                                                             ------
                                                             ------

NOTE 8  --  INCOME TAXES

     Through June 27, 1997, the date of the Distribution, Ascent was a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering (see Note 1). Such tax provision, up to the Distribution, was calculated as if prepared on a separate return basis. Pursuant to the tax sharing agreement and the tax disaffiliation agreement, taxes payable or receivable with respect to periods that Ascent was included in COMSAT's consolidated tax group are settled with COMSAT annually. At December 31, 1997 and 1996, Ascent's federal income tax receivable from COMSAT was $7,945,000 and $12,623,000, respectively. As a result of the Distribution (see Notes 1 and 14), the Company ceased being a member of COMSAT's consolidated tax group.). Additionally, in conjunction with the SpectraVision acquisition, Ascent's ownership in OCC decreased to approximately 57% and OCC began filing a separate return commencing on October 9, 1996.

     In connection with the acquisition of SpectraVision, OCC had until July 15, 1997 to determine whether it would elect under Internal Revenue Code
Section 338(h)(10) to treat the transaction as a purchase of assets for tax purposes. Subsequently, after performing further analysis, OCC elected not to make the 338(h)(10) election. As a result, the consolidated amounts presented in the tables below reflect the required reporting reclassifications made at OCC to eliminate the 1996 computation of deferred taxes previously presented on the assumption that OCC would make the 338(h)(10) election and to reinstate the SpectraVision tax attributes based on the treatment of the Acquisition as a taxable stock purchase whereby OCC assumed carryover basis in SpectraVision's assets, including net operating losses.

     The components of income tax benefit for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                         1997       1996       1995
                                         ----       ----       ----
                                               (IN THOUSANDS)
 Federal:
      Current                          $(6,137)   $(15,695)  $(1,589)
      Deferred                          (2,675)      3,130    (8,125)
 State and local                           408         110      (121)
 Foreign                                   588         498        --
                                       -------    --------   -------
           Total                       $(7,816)   $(11,957)  $(9,835)
                                       -------    --------   -------
                                       -------    --------   -------

     The difference between the Company's income tax benefit computed at the statutory federal tax rate and Ascent's effective tax rate for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                     1997       1996       1995
                                                     ----       ----       ----
                                                          (IN THOUSANDS)
 Federal income tax benefit computed at the
  statutory rate                                   $(22,277)  $(19,063)  $(10,580)
 State income tax benefit, net of federal income
  tax benefit                                        (1,110)      (573)       (72)
 Goodwill                                             2,464        860        831
 Foreign                                                588        498          -
 Valuation allowance                                 10,620      5,333          -
 Other                                                1,899        988        (14)
                                                   --------   --------   --------
      Income tax benefit                           $ (7,816)  $(11,957)  $ (9,835)
                                                   --------   --------   --------
                                                   --------   --------   --------

     The net current and net non-current components of deferred tax assets and liabilities as shown on the balance sheets at December 31, 1997 and 1996 are:

                                                              1997      1996
                                                              ----      ----
                                                               (IN THOUSANDS)
 Current deferred tax asset                                 $ 2,577    $ 3,580
 Non-current deferred tax liability                          (1,917)    (5,742)
                                                            -------    -------
    Net deferred tax asset (liability)                      $   660    $(2,162)
                                                            -------    -------
                                                            -------    -------

     The deferred tax assets and liabilities at December 31, 1997 and 1996 are:

                                                            1997        1996
                                                            ----        ----
                                                             (IN THOUSANDS)
   Assets:
      Net operating loss carryforwards                    $ 25,734     $15,150
      Alternative minimum tax credit                        11,463      10,699
      Other accrued liabilities                              9,464       8,552
      Amortization of intangibles                            6,479       4,261
      Contract revenue                                       1,954         510
      Other                                                  1,407         453
      Valuation allowance                                  (26,294)    (15,674)
                                                          --------    --------
      Total deferred tax assets                             30,207      23,951
                                                          --------    --------
   Liabilities:
      Property and equipment                               (14,138)    (13,242)
      Franchise rights                                     (12,255)    (11,620)
      Other                                                 (3,154)     (1,251)
                                                          --------    --------
      Total deferred tax liabilities                       (29,547)    (26,113)
                                                          --------    --------
      Net deferred asset (liability)                      $    660    $ (2,162)
                                                          --------    --------
                                                          --------    --------

     OCC has federal net operating loss carryforwards of approximately $68,000,000, which expire beginning in 2010. However, because of the acquisition of SpectraVision by OCC, the pre-ownership change net operating loss carryforwards (approximately $43,000,000) are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $6,000,000. In addition, OCC has state net operating loss carryforwards of approximately $40,600,000 which expire beginning in 2000. Certain of the state net operating loss carryforwards are also subject to annual limitation under Section 382.

     The Company also has alternative minimum tax credit carryforwards of approximately $11,463,000 and $251,000 are available to offset future regular federal and state tax liabilities, respectively.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

 EMPLOYMENT AND CONSULTING AGREEMENTS. Ascent has employment and consulting agreements with certain officers and entertainment talent. Virtually all of the player agreements provide for guaranteed payments. Other contracts provide for payments upon the fulfillment of their contractual terms and conditions, which generally relate only to normal performance of employment duties.

     Amounts required to be paid under such agreements (including approximately $122,798,000 relating to player agreements) are as follows at December 31, 1997 (in thousands):

       1998                                                       $ 59,690
       1999                                                         42,743
       2000                                                         25,347
       2001                                                         14,463
       2002                                                         17,721
       Thereafter                                                   12,703
                                                                  --------
           Total                                                  $162,667
                                                                  --------
                                                                  --------


 FACILITY AND EQUIPMENT LEASES. Ascent leased its Corporate headquarters from COMSAT through June 1996 and continues to lease other facilities used by ANS under a three year lease. In connection with Ascent's relocation to Denver in June 1996, the Company entered into an operating lease for its corporate headquarters which expires in August 1998. Total rental payments to COMSAT were approximately $62,000, $373,000 and $1,097,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     OCC leases its principal facilities from one of its minority stockholders under a non-cancelable operating lease which expires in December 2003. In addition to lease payments, OCC is responsible for taxes, insurance and maintenance of the leased premises. OCC also leases certain other office space from unrelated parties. Rental payments to the OCC minority stockholders were $1,430,000, $538,000 and $538,000 for years ended December 31, 1997, 1996, and 1995, respectively.

     The Nuggets and the Avalanche have an agreement with the City and County of Denver (the "City") for use of the City's playing facility, McNichols Arena, as well as offices and training rooms. The lease, as modified by the Arena Agreement (see Note 5), extends through the completion of the new arena and requires annual maximum rental payments of $350,000 and $400,000 per year for the Nuggets and Avalanche, respectively. The total payment for McNichols Arena was $750,000, $700,000 and $667,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company and its subsidiaries also lease equipment under non-cancelable operating leases, which extend through 2004. Rental expense under all non-cancelable leases was approximately $7,659,000, $5,774,000, and $3,125,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The future minimum rental commitments under the Company's facility and equipment leases at December 31, 1997 are as follows (in thousands):

       1998                                                       $ 7,736
       1999                                                         5,744
       2000                                                         2,565
       2001                                                         1,930
       2002                                                         1,620
       Thereafter                                                   2,305
                                                                  -------
           Total                                                  $21,900
                                                                  -------
                                                                  -------

CONCESSION AGREEMENT. In conjunction with the purchase of the Nuggets, Ascent assumed the rights and obligations of a concessions agreement (the "Concessions Agreement") with Ogden Allied Leisure Services, Inc. ("Ogden") and the City. The Concessions Agreement expires in 2001 and provides for the Nuggets and the City to share in concession revenues according to formulas contained in the Agreement. At December 31, 1997, under the terms of the Concessions Agreement, the Nuggets were contingently liable for approximately $2,098,000, plus other reasonable damages, if the Nuggets terminate the agreement.

OFF BALANCE SHEET RISKS. At December 31, 1997, Ascent was contingently liable to banks for $389,000 for outstanding letters of credit securing performance of certain contracts. These guarantees expire in 1998. The estimated fair value of these instruments is not significant.

 LITIGATION. The Company is a party to certain legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations. In addition, through its ownership of the Nuggets and the Avalanche, the Company is a defendant along with other NBA and NHL owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NBA or NHL, as the case may be, for the costs of defending such lawsuits and any liabilities of the NBA or NHL which might result from such lawsuits. The Company does not believe that any such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain American Basketball Association ("ABA") related obligations and litigation, including costs to defend such actions. Management of Ascent believes that the ultimate disposition and the costs of defending these or any other incidental NBA or NHL legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the financial statements of the Company.

     In 1995, OCV filed suit against a competitor alleging patent infringement and seeking unspecified damages. In 1996, the competitor filed a counter suit against OCV alleging patent infringement and seeking unspecified damages. OCV intends to contest the counter suit vigorously and believes the claim is without merit and will not result in a material adverse effect to OCV's financial position, results of operations or cash flows.

     In 1990, a lawsuit was filed against OCC by a former employee alleging wrongful termination and breach of contract. In March 1995, a verdict in a jury trial was entered against OCC. In consideration for not appealing the verdict, OCC entered into a settlement agreement with the plaintiff and recorded the $856,000 after-tax cost of the settlement in the first quarter of 1995.

NOTE 10 -- STOCKHOLDERS' EQUITY

     STOCKHOLDERS' RIGHTS' PLAN. On June 27, 1997, the Company adopted a Rights' Plan (the "Plan") and, in accordance with the Plan, declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable July 10, 1997 to stockholders of record on that date. The Plan is intended to enable all Ascent stockholders to realize the long term value of their investment in the Company. The Plan will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

     The rights become exercisable after a person or group acquires 15% or more of the Company's common stock or announces an offer, the consummation of which would result in the ownership of 15% or more of the Company's common stock. Once exercisable, each right will entitle the holder other than the person or group that has acquired 15% of the Company's shares to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01, at a price of $40.00, subject to adjustment. If a person or group acquires 15% or more of Ascent's outstanding common stock, each right will entitle its holder to purchase a number of shares of the Company's common stock having a market value of two times the exercise price of the right. In the event a merger or other business combination transaction is effected after a person or group has acquired 15% or more of the Company's common stock, each right will allow its holder to purchase a number of the resulting company's common shares having a market value of two times the exercise price of the right. Following the acquisition by a person or group of 15% or more of the Company's common stock but prior to the acquisition of a 50% ownership interest, the Company may exchange the rights at an exchange ratio of one share of common stock per right. The

Company may also redeem the rights at $.01 per right at any time prior to a 15% acquisition. The rights, which do not have voting power and are not entitled to dividends until such time as they become exercisable, expire on July 2007.

     STOCK OPTION PLANS. Ascent adopted the 1995 Key Employee Stock Plan (the "Employee Plan") and the 1995 Non-Employee Directors Stock Plan (the "Director Option Plan") contemporaneously with the Offering. The Employee Plan provides for the issuance of stock options, restricted stock awards, stock appreciation rights and other stock based awards and the Director's Option Plan provides for the issuance of stock options and common stock. Options granted under the Employee or Director Option Plans generally expire 10 years from the date of grant. For each of the Plans, options are generally granted at prices not less than the fair market value of the Company's common stock at the date of grant. In order for the Distribution to be tax-free (see Notes 1 and 14), the Distribution Agreement required Ascent to cancel substantially all of the outstanding options, and not to have any plans or agreements to issue stock. Therefore, in connection with the Distribution, the Director Option Plan was terminated as it only provided for the issuance of common stock and stock options. In addition, substantially all of the stock options previously granted under the Employee Plan (1,283,750 options) were canceled and, in exchange, option holders were issued stock appreciation rights ("SARs"), payable only in cash, with an exercise price equal to $9.53 per share, based on the average trading price of the Ascent common stock for five days commencing with the date of the Distribution. In addition, under the Employee Plan, 120,000 SARs were granted to certain officers and key employees of the Company in June 1997 and 22,000 SARs were granted to other employees in October 1997. The SARs permit the optionee to surrender the SAR, in whole or in part, on any date that the fair market value of the Company's common stock exceeds the exercise price for the SAR and receive payment in cash. Payment would be equal to the excess of the fair market value of the shares reflected by the surrendered SAR over the exercise price for such shares. The SARs will vest over either a three year or five year period from the date of grant of the option for which they were exchanged. In June 1997, the Company also adopted the 1997 Non-employee Directors Stock Appreciation Rights Plan (subject to stockholder approval) pursuant to which each non-employee director was granted a SAR with respect to 100,000 shares of Ascent common stock with a three year vesting period. The exercise price for the non-employee directors SARs is $8.27 per share, the market price on the date of the Distribution. The change in value of SARs will be reflected in the Company's statement of operations based upon the market value of the common stock. During the year ended December 31, 1997 the Company recorded $449,000 in expense relating to the SARs.

     The weighted average remaining contractual life of the Director Option Plan outstanding options at December 31, 1997 is approximately 8 years. The following is a summary of changes in shares under the Company's Stock Option Plans:

                                                                OPTIONS OUTSTANDING
                                                               --------------------
                                                   OPTIONS                   WEIGHTED
                                                  AVAILABLE                  AVERAGE
                                                     FOR       NUMBER OF     EXERCISE
                                                    GRANT        SHARES       PRICE
                                                    -----        ------       -----
Balances, December 18, 1995                       1,610,000            --         --
  Granted (weighted average fair value of $9.01)   (948,750)      948,750     $15.00
                                                  ---------    ----------     ------
Balances, December 31, 1995                         661,250       948,750      15.00
  Granted (weighted average fair value of $8.63)   (397,500)      397,500      18.14
  Canceled/expired                                    3,000        (3,000)     15.00
                                                  ---------    ----------     ------
Balances, December 31, 1996                         266,750     1,343,250      15.93
  Conversion of options to SAR's                         --    (1,283,750)     15.92
  Canceled/Expired                                       --       (14,500)     15.00
  Options granted                                    (8,000)        8,000      10.50
                                                  ---------    ----------     ------
Balances, December 31, 1997                         258,750        53,000     $15.31
                                                  ---------    ----------     ------
                                                  ---------    ----------     ------

     In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for the options granted under the Ascent Stock Option Plans in 1996 and 1997. Had compensation cost for the Director's Option Plan in 1997 and both the Director's and Employee's Plans in 1996 been determined based on the fair value at the grant date for awards made in those years consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have been reduced to the proforma amounts as indicated below (in thousands, except per share information):

                                                        1997          1996
     Net loss as reported                            $(41,514)     $(36,034)
     Net loss pro forma                              $(41,571)     $(37,668)
     Basic and diluted loss per share as reported    $  (1.40)     $  (1.21)
     Basic and diluted loss per share pro forma      $  (1.40)     $  (1.27)

     The proforma amounts for 1995 would not differ significantly from the reported amounts in 1995 as the awards granted in 1995 were granted on December 18, 1995.

     Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values and in which the Company has no significant history or established trends. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: expected life, 12-24 months following the last vesting date of the award; stock volatility, 47.2% and 57.6%; risk free interest rates, 5.3% and 5.9%; and no dividends during expected term. The Company's calculations are based on an option valuation approach and forfeitures are recognized as they occur.

OCC STOCK OPTION PLANS.  OCC has also adopted a stock incentive plan (the
"OCC Plan"), expiring in 2006, under which employees of OCC may be granted stock options, restricted stock awards, stock appreciation rights and other stock based awards. Under the OCC plan options generally are granted at fair market value on the date of grant. At December 31, 1997, the OCC plan has 3,000,000 shares reserved for issuance and options to purchase 2,373,809 shares outstanding under the plan. OCC has also adopted the disclosure only provisions of SFAS 123. The Company's share of OCC's pro forma compensation cost for 1997 and 1996 would be approximately $21,379,000 and $9,152,000 or an additional loss of $.72 and $.31 per share to the respective proforma amounts above.

 COMSAT STOCK INCENTIVE PLANS. COMSAT has stock incentive plans which provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. Qualifying employees of the Company have been participants of these plans. The amount of expense charged to the Company for participation in these plans in 1997, 1996 and 1995 was $1,163,000, $1,471,000, and $865,000, respectively.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

 SAVINGS PLANS. OCC, ANS, the Nuggets, the Avalanche and Beacon each participate in various 401(k) plans for qualifying employees. A portion of employee contributions is matched by the respective entity. Matching contributions for the years ended December 31, 1997, 1996 and 1995 were $1,006,000, $1,266,000, and $600,000 respectively.

 COMSAT PLANS. On January 1, 1996, Ascent elected to terminate its participation in the COMSAT defined benefit pension plan, COMSAT's postretirement benefit plan and the COMSAT supplemental pension plan for executives discussed below.

     COMSAT sponsored a noncontributory defined benefit pension plan for qualifying employees at ANS and Beacon. Pension benefits were based on years of service and compensation prior to retirement. Ascent's policy was to fund the minimum actuarially computed contributions required by law as determined by COMSAT's actuaries. Ascent contributions to the plan charged to expense were $126,000 in 1995.

     COMSAT also sponsored an unfunded supplemental pension plan for executives. Ascent's expense for this plan was $56,000 in 1995.

     COMSAT provided health and life insurance benefits to qualifying retirees. The expected cost of these benefits was recognized during the years in which employees rendered service. COMSAT charged Ascent $314,000 in 1995, for Ascent's share of postretirement benefit expense.

 NUGGETS. The Nuggets contribute annually to the NBA's General Manager, Coaches and Trainers Pension Plan as well as the NBA Players Association Players' Pension Plan

(collectively, the "NBA Plans"). These multi-employer plans are administered by the NBA and require the Nuggets to make annual contributions to the NBA Plans equal to an amount stated pursuant to the actuarial valuation. Contributions to the General Manager, Coaches and Trainers Plan charged to expense were $185,000, $134,000, and $94,000 for the periods ended December 31, 1997, 1996 and 1995, respectively. Contributions to the Players' Plan charged to expense were $309,000, $159,000, and $132,000 for the periods ended December 1997, 1996 and 1995, respectively. The Nuggets policy is to fund pension costs determined by the NBA actuaries.

     The NBA, in conjunction with the NBA Players Association, has established a Pre-Pension Benefit Plan which is designed to pay benefits to players subsequent to their retirement from the NBA but prior to the age of qualification for the normal players' pension plan. There were no contributions charged to expense under this plan for the years ended December 31, 1997, 1996 and 1995.

 AVALANCHE. The Avalanche contributes monthly to the National Hockey League Pension Society ("NHL Plan") for the benefit of its players. This multi-employer plan is administered by the NHL and requires the Avalanche to make contributions to the NHL Plan for the applicable playing season equal to an amount stated pursuant to an actuarial valuation. Contributions to the NHL Plan charged to expense were $142,000, $210,000 and $130,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Avalanche is also required by the NHL to provide a pension or equivalent benefit for its general manager and head coach. This benefit corresponds to an established annual amount for each year of service beginning the season following age 60. The Avalanche has chosen to fund this benefit separately from the NHL plan for its various participants. For the year ended December 31, 1997, the amount of contributions to the General Manager and Coaches Plan charged to expense was $36,000. The Avalanche is also required by the NHL to provide a pension benefit to other participants, however, the Avalanche makes available an employer matching contribution in conjunction with its 401(k) plan which satisfies this funding requirement. No contributions were made to the General Manager and Coaches plan for the periods ended December 31, 1996 and 1995, as the 401(k) employer matching contribution satisfied the funding requirements of the plan in those years.

NOTE 12 -- PROVISION FOR RESTRUCTURING

     During the third quarter of 1995, management of the Company decided to discontinue the Satellite Cinema scheduled movie operations. As a result of this decision, a restructuring charge of $10,866,000 was recorded in the third quarter of 1995. The components of this restructuring charge included a write-down of property and equipment of $5,140,000 to their estimated salvage value, an accrual for severance costs of $1,010,000 and a charge of $4,716,000 for costs related to contractual commitments that would not be fulfilled. In the fourth quarter of 1996, the Company evaluated its remaining restructuring accruals, which are primarily for severance and contractual obligations to be paid through September 1997, and reduced such accruals by $300,000. Through December 31, 1997, the Company has made all remaining cash payments for severance costs and contractual commitment costs and has written-off other assets relating to contractual commitments. As of December 31, 1997, the Company has no further reserves relating to the discontinued operations of Satellite Cinema's operations. During the year ended December 31, 1995, Satellite Cinema operations reflected revenues of $24,682,000 and an operating loss, before allocation of general and administrative expenses, of $16,156,000.

NOTE 13 -- BUSINESS SEGMENT INFORMATION

     Ascent reports operating results and financial data in two business segments: multimedia distribution and entertainment. The multimedia distribution segment includes video distribution and on-demand video entertainment services to the lodging industry, and video distribution services to the NBC television network and other private networks. The results of ANS and OCC are reported in the multimedia distribution segment. The entertainment segment includes the Denver Nuggets and the Colorado Avalanche franchises in the NBA and NHL, respectively, the Arena Company, the owner and construction manager of the Pepsi Center, and Beacon, a producer of theatrical films and television programming.

                                                 YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                             1997          1996           1995
                                           --------      --------       --------
                                                        (IN THOUSANDS)
Revenue:
  Multimedia Distribution                  $242,043      $167,976 (2)   $135,782
  Entertainment                             186,471 (1)    90,144 (3)      6,036 (3)
                                           --------      --------       --------
  Total                                    $428,514      $258,120       $201,818
                                           --------      --------       --------
                                           --------      --------       --------
Operating income (loss):
  Multimedia Distribution                  $(21,745)     $ (9,775)(2)   $  2,885
  Entertainment                             (12,078)      (24,812)        (9,418)
  Corporate                                  (8,536)       (9,732)       (10,002)
  Restructuring Charges                          --            --        (10,866)(4)
                                           --------      --------       --------
  Total                                    $(42,359)     $(44,319)      $(27,401)
                                           --------      --------       --------
                                           --------      --------       --------
Capital expenditures:
  Multimedia Distribution                  $ 93,914      $ 78,793       $ 82,903
  Entertainment                              25,156        10,066          2,208
                                           --------      --------       --------
  Total                                    $119,070      $ 88,859       $ 85,111
                                           --------      --------       --------
                                           --------      --------       --------
Depreciation and amortization:
  Multimedia Distribution                  $ 88,737      $ 62,232       $ 45,392
  Entertainment                              12,846        12,580          8,283
                                           --------      --------       --------
  Total                                    $101,583      $ 74,812       $ 53,675
                                           --------      --------       --------
                                           --------      --------       --------
Identifiable assets (at end of period):
  Multimedia Distribution                  $451,079      $457,746       $279,591
  Entertainment                             252,944       266,216        207,172
  Corporate                                  34,961        18,680         17,653
                                           --------      --------       --------
  Total                                    $738,984      $742,642       $504,416
                                           --------      --------       --------
                                           --------      --------       --------

(1) Entertainment revenues in 1997 include $91.0 million in revenues at Beacon from the release and delivery of three films, AIR FORCE ONE, PLAYING GOD and A THOUSAND ACRES.

(2) The Multimedia distribution segment for 1996 reflects the acquisition of SpectraVision by OCC in October 1996 (see Note 2).

(3) Entertainment revenues in 1995 include $9,200,000 of NBA expansion fees and, commencing in 1996, include a full year of operations for the Avalanche.

(4)  Applies to Multimedia Distribution segment.

NOTE 14 -- RELATED PARTY TRANSACTIONS AND AGREEMENTS WITH COMSAT

     In connection with the Distribution, Ascent and COMSAT executed the Distribution Agreement, dated June 3, 1997. The Distribution Agreement provided, among other things, that COMSAT would distribute all of its holdings of Ascent common stock to COMSAT shareholders on a pro-rata basis. COMSAT consummated the Distribution on June 27, 1997 (see Note 1). In addition, while COMSAT has received a ruling from the IRS that the Distribution will not be taxable to COMSAT or its shareholders, such a ruling is based on the representations made by COMSAT in the IRS ruling documents. Accordingly, in order to maintain the tax-free status of the Distribution, Ascent will be subject to the following restrictions under the Distribution Agreement: (i) Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the ruling documents to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution; (ii) until the second anniversary of the Distribution, Ascent will continue the active conduct of its ANS satellite distribution, service and maintenance business; (iii) until the first anniversary of the Distribution, Ascent will not sell or otherwise issue to any person, or redeem or otherwise acquire from any person, any Ascent stock or securities exercisable or convertible into Ascent stock or any instruments that afford any person the right to acquire stock of Ascent; (iv) for six months after the Distribution, Ascent will not solicit any person to make a tender offer for stock of Ascent, participate in or support any unsolicited tender offer for stock of Ascent, or approve any proposed business combination or any transaction which would result in any person owning 20% or more of the stock of Ascent; (v) until the second anniversary of the Distribution, Ascent will not sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business; (vi) until the second anniversary of the Distribution, Ascent will not voluntarily dissolve or liquidate or engage in any merger, consolidation or other reorganization; and (vii) until the second anniversary of the Distribution, Ascent will not unwind the merger of ANS with and into Ascent in any way.

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

     Prior to the Distribution, Ascent was charged by COMSAT for certain general and administrative services. In 1995, the cost of administering these services was allocated to Ascent using a formula that considered Ascent's proportionate share of sales, payroll and properties. The amounts charged to Ascent under this method for services were $4,540,000 for the year ended December 31, 1995. In 1996, charges for these services from COMSAT were determined pursuant to an Intercompany Services Agreement ("Services Agreement"). The Services Agreement, which was amended in December 1996 to reflect a reduced level of services to be provided effective January 1, 1997, was terminated on June 27, 1997 in connection with the Distribution. Total charges incurred under the Services Agreement were approximately $173,000 and $2,000,000 for the years ended December 31, 1997 and 1996, respectively.

     During the year ended December 31, 1997 Ascent paid COMSAT $245,000 in interest relating to intercompany obligations between the two entities. No interest was paid during the years ended December 31, 1996 and 1995, respectively.

     From April through July 1995, Ascent loaned $2,000,000 to one of its directors. The loan, plus interest thereon at the prime rate plus one percent, was repaid in full in November 1995.

     During the third quarter of 1995, the Company entered into a Contribution Agreement with OCV, whereby the Company contributed various assets and liabilities (primarily installed video systems and related construction in progress, accounts receivable, deferred income taxes and other assets) to OCV with a net book value of approximately $56,539,000 in exchange for approximately 5,337,000 shares of common stock of OCV. This transfer of net assets and shares between companies under common control has been accounted for at historical cost. During the second quarter of 1996, the Company contributed some additional assets and liabilities (installed video systems and related deferred income taxes and other assets) to OCV in connection with the aforementioned contribution agreement. These assets and liabilities had a net book value of approximately $1,385,000. In August 1996, the Company, OCV and Hilton entered into a letter of agreement providing for the cancellation of 1,336,470 shares of common stock of OCV issued to Ascent pursuant to the Contribution Agreement.

     In conjunction with the SpectraVision Acquisition (see Note 2), Ascent and OCC entered into a Corporate Agreement (the "OCC Corporate Agreement"), pursuant to which, among other things, OCC has agreed not to incur any indebtedness without Ascent's prior consent, other than indebtedness under OCC's Credit Facility (see Note 6), and indebtedness incurred in the ordinary course of operations which together shall not exceed $140,000,000 through December 31, 1997; provided, however, that such indebtedness may only be incurred in compliance with the financial covenants contained in OCC's credit facility, with any amendments to such covenants subject to the written consent of Ascent.

     OCC earned revenues of approximately $22,000,000, $18,900,000 and $15,000,000 for the years ended December 31, 1997, 1996, and 1995, respectively, from Hilton and its affiliates. Accounts receivable from Hilton and its affiliates at December 31, 1997 and 1996 was approximately $753,000 and $1,700,000, respectively. Hilton is a minority stockholder of OCC.

     OCC earned revenues of $901,000, $4,944,000 and $3,362,000 for the years ended December 31, 1997, 1996 and 1995, respectively, from MagiNet Corporation, which is a related party by virtue of OCC's investment in its preferred stock (see Note 2). Accounts receivable from MagiNet at December 31, 1997 and 1996 were approximately $150,000 and $1,000,000, respectively.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair value of cash and cash equivalents, receivables, other current assets, accounts payable and other accrued liabilities approximate their carrying value due to the short-term nature of these financial instruments. The fair value of certain short-term and long-term investments approximates their carrying value. The fair value of the Company's bank borrowings and other long-term liabilities approximates their carrying value due to the variable nature of the interest associated with those obligations. The fair value of the Company's Senior Discount Notes approximates their carrying value at December 31, 1997 as such notes were issued on December 22, 1997.

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996:

                                      DEC. 31        SEPT. 30     JUNE 30     MARCH 31
                                      --------       --------     -------     --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Revenues                              $110,027     $141,034(2)    $ 87,604    $ 89,849
Operating Expenses                      97,132      113,014         71,174      87,970
Depreciation and Amortization           25,894       25,141         25,183      25,365
Operating income (loss)                (12,999)       2,879         (8,753)    (23,486)
Net Loss                               (12,758)      (1,361)        (9,747)    (17,648)
Basic and diluted loss per share          (.44)        (.04)          (.33)       (.59)

1996 (1)
Revenues                              $ 88,619     $ 40,248       $ 56,314    $ 72,939
Operating Expenses                      88,845       30,440         47,190      61,152
Depreciation and Amortization           26,175       16,939         15,966      15,732
Operating loss                         (26,401)      (7,131)        (6,842)     (3,945)
Loss before extraordinary item         (19,134)      (6,035)        (6,256)     (4,275)
Net loss                               (19,468)      (6,035)        (6,256)     (4,275)
Basic and diluted loss per share          (.65)        (.20)          (.21)       (.14)

(1) Results for the fourth quarter of 1996 include $8.7 million of non-recurring charges incurred by OCC and operating losses incurred by SpectraVision since the date of acquisition. These non-recurring charges include costs relating to asset write-downs, reserve and expense accruals associated with the integration of SpectraVision, the alignment of the OCC's operating practices for OCV and SpectraVision and the establishment of OCC as a new public company.

(2) Results for the third quarter of 1997, include $74.8 million in revenues at Beacon from the release and delivery of two films during the quarter, AIR FORCE ONE AND A THOUSAND ACRES.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

     Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Ascent Entertainment Group, Inc. 1998 Annual Meeting of Stockholders - Notice and Proxy Statement - (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.
ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report.                            Page
                                                                        ----

1.   Consolidated Financial Statements and Supplementary Data of
     Registrant

     Independent Auditors' Report                                        44

     Consolidated Balance Sheets as of December 31, 1997 and 1996        45

     Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                                    46

     Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995                              47

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                    48

     Notes to Consolidated Financial Statements                          49

     Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts for the
     years ended December 31, 1997, 1996 and 1995                        73

     Information required by the other schedules has been presented in the Notes to the Consolidated Financial Statements, or such schedule is not applicable and, therefore, has been omitted.

(b)  REPORTS ON FORM 8-K.

     (1) Current Report on Form 8-K filed on December 23, 1997 including the Registrant's press release regarding the consummation of the issuance of $225 million in principal amount at maturity of 11-7/8% Senior

Secured Discount Notes due 2004.

     (2) Current Report on Form 8-K filed on November 3, 1997 including (i) Registrant's press release indicating (a) that Registrant had reached final agreements with the City and County of Denver regarding the Company's construction and operation of a downtown Denver sports and entertainment arena and (b) the extension by the Company's lender of the date by which the Company would have to commence construction on the sports arena and (ii) Registrant's press release reporting its third quarter 1997 financial results.

     (3) Current Report on Form 8-K filed on July 29, 1997 including (i) a discussion regarding the revenues estimated to be received by Registrant under its domestic and foreign distribution agreements for the film AIR FORCE ONE and (ii) Registrant's press release reporting its second quarter 1997 financial results.

     (4) Current Report on Form 8-K filed on July 8, 1997 (as amended by Form 8-K/A filed on July 11, 1997) including a discussion regarding (i) the following actions taken in connection with COMSAT Corporation's tax-free spin-off of its 80.67% interest in the Company to the COMSAT shareholders
(a) the resignations of Allen Flower, Alan Korobov, Robert Schwartz and Edwin Colodny as directors of the Company and the action by the remaining members board of directors of the Company to set the Board at six members and elect Peter Barton, Paul Gould and James A. Cronin, III as members of the Board,
(b) the adoption of a shareholders rights plan and (c) the adoption of certain amendments to the Company's by-laws and (ii) the amendment of employment agreements between the Company and Messrs. Lyons and Cronin and the execution of employment agreements between the Company and Messrs. Aaron and Holden.

     (5) Current Report on Form 8-K filed on June 19, 1997 including (i) the Registrant's press release reporting COMSAT Corporation's announcement that it would complete the distribution of its 80.67% ownership interest in the Company on June 27, 1997 in the form of a special tax-free dividend to its shareholders and (ii) copies of a Distribution Agreement and Tax Disaffiliation Agreement by and between the Company and COMSAT related to such distribution.

     (6) Current Report on Form 8-K filed on February 21, 1997 including Registrant's press release reporting its fourth quarter and full year 1996 financial results.

(c)  EXHIBITS:  The following exhibits are listed according
                to the number assigned in the table in Item
                601 of Regulation S-K.


3.1(a) Amended and Restated Certificate of Incorporation of Ascent Entertainment Group, Inc. (as amended through December 12, 1995) (Incorporated by reference to Exhibit 3.1 to Registrant's Amendment No. 4 to Registration Statement on Form S-1, Commission File No. 33-98502).

3.1(b) Amended and Restated Bylaws of Ascent Entertainment Group, Inc. (as amended through June 27, 1997). (Incorporated by reference to
         Exhibit 3.1 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997).

4.1 Rights Agreement, dated as of June 27, 1997, between Ascent Entertainment Group, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997).

4.2 Indenture between the Registrant and The Bank of New York, as Trustee, dated December 22, 1997. (Incorporated by reference from the exhibit of the same number to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

10(a) Distribution Agreement between Ascent and COMSAT dated June 3, 1997. (Incorporated by reference to Exhibit 10(a) to the Company's current report on Form 8-K filed on June 19, 1997).

10(b) Tax Disaffiliation Agreement between Ascent and COMSAT dated June 3, 1997. (Incorporated by reference to Exhibit 10(b) to the Company's current report on Form 8-K filed on June 19, 1997).

10.1 Amended and Restated Employment Agreement by and between Ascent Entertainment Group, Inc. and Charles Lyons. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997). *

10.2 Amended and Restated Employment Agreement by and between Ascent Entertainment Group, Inc. and James A. Cronin, III. (Incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997). *

10.3 Employment agreement by and between Ascent Entertainment Group, Inc. and Arthur M. Aaron. (Incorporated by reference to Exhibit
         10.3 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997). *

10.4 Employment Agreement by and between Ascent Entertainment Group, Inc. and David A. Holden. (Incorporated by reference to Exhibit
         10.4 to the Company's current report on Form 8-K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11, 1997). *

10.5 Second Amended and Restated $50,000,000 Credit Agreement dated as of December 22, 1997 among the Registrant, the lenders named therein and NationsBank of Texas, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

10.6 $200,000,000 Credit Agreement dated as of November 24, 1997 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A., as administrative agent. (Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Registrant's

         Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

10.7 Purchase and Sale Agreement dated May 7, 1997, between Denver Arena Company, LLC and Southern Pacific Transportation Company relating to the purchase of land for the construction of the arena. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-27192).

10.8 Ascent Entertainment Group, Inc. 1997 Directors and Executives Deferred Compensation Plan. (Incorporated by reference to Exhibit
         10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-27192).

10.9 Second Amendment to Development, Production and Distribution Agreement between Beacon Communications Corp. and Sony Pictures Entertainment, Inc. dated as of July 22, 1996. (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-4 of On Command Corporation (No. 333-10407) filed on September 26, 1996). (Confidential treatment granted).

10.10 Buena Vista International, Inc. - Beacon Communications Corp. Letter Agreement dated as of April 1, 1996. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-27192). (Confidential Treatment Granted)

10.11 Term Sheet for Local Television License Agreement for the Denver Nuggets and the Colorado Avalanche between the Registrant and Fox Sports Rocky Mountain. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, Commission File No. 0-27192). (Confidential treatment granted).

10.12 Form of Employment Agreement between Robert Kavner and On Command Corporation. (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-4 of On Command Corporation (No. 333-10407) filed on September 26, 1996.)

10.13 1997 Denver Arena Agreement by and among Ascent Arena Company, LLC, The Denver Nuggets Limited Partnership, The Colorado Avalanche, LLC and the City and County of Denver dated December 12, 1997. (Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

10.14 Employment Agreement between the Registrant and Ellen Robinson. (Incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1996, Commission File No. 0-27192).*

10.15 Corporate Agreement dated as of October 8, 1997, between the Registrant and On Command Corporation. (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.16 Master Services Agreement, dated as of August 3, 1993 by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video. (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on November 13, 1995.) (Confidential treatment granted).

10.17 Ascent Entertainment Group, Inc. 1995 Key Employee Stock Plan. (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K (No. 0-27192) filed March 29, 1996.)*

10.18 Agreement between Beacon Communications Corp. and Universal Pictures, a division of Universal City Studios, Inc. dated as of July 10, 1996. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed November 13, 1996, as amended by Registrant's Quarterly Report on Form 10-Q/A filed on January 6, 1997.)

21       Subsidiaries of Ascent Entertainment Group, Inc.

23.1     Consent of Deloitte & Touche LLP

   *     Compensatory plan or arrangement.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado on March 25, 1998.

                                    ASCENT ENTERTAINMENT GROUP, INC.

                                    By:   /s/ Charles Lyons
                                        --------------------------------------
                                          Charles Lyons
                                          President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 25, 1998.

                                    /s/ Charles Lyons
                                    ------------------------------------------
                                    Charles Lyons
                                    President, Chief Executive Officer and
                                    Chairman of the Board (Principal Executive
                                    Officer)


                                    /s/ James A. Cronin, III
                                    ------------------------------------------
                                    James A. Cronin, III
                                    Executive Vice President, Chief Financial
                                    Officer, Chief Operating Officer and
                                    Director (Principal Financial Officer)


                                    /s/ David A. Holden
                                    ------------------------------------------
                                    David A. Holden
                                    Vice President, Finance and Controller
                                    (Principal Accounting Officer)


                                    /s/ Charles M. Lillis
                                    ------------------------------------------
                                    Charles M. Lillis (Director)


                                   /s/ Charles M. Neinas
                                   -------------------------------------------
                                   Charles M. Neinas (Director)


                                   /s/ Peter Barton
                                   -------------------------------------------
                                   Peter Barton (Director)


                                   /s/ Paul A. Gould
                                   -------------------------------------------
                                   Paul A. Gould (Director)

                         ASCENT ENTERTAINMENT GROUP, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                  Balance at   Charged      Charged                  Balance
                                  beginning      to         to other    Deductions   at end
                                   of year     expenses    accounts(a)     (b)       of year
                                   -------     --------    -----------  ---------    -------

 1995:  Allowance for loss on
    accounts receivable             $3,893       $  711     $   (94)    $(1,270)     $3,240
                                    ------       ------     -------     -------      ------
                                    ------       ------     -------     -------      ------
 1996:  Allowance for loss on
     accounts receivable            $3,240       $  758     $(1,775)    $   (87)     $2,136
                                    ------       ------     -------     -------      ------
                                    ------       ------     -------     -------      ------
 1997:  Allowance for loss on
     accounts receivable            $2,136       $1,255    $ (1,245)    $  (384)     $1,762
                                    ------       ------     -------     -------      ------
                                    ------       ------     -------     -------      ------

     (a)  Recoveries of amounts previously reserved and other adjustments.
     (b)  Uncollectible amounts written off.