Form 10-Q
period 1998-03-31
ASCENT ENTERTAINMENT GROUP INC
filed 1998-05-13
CIK 1002666

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarter Ended March 31, 1998

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
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            dentification No.)

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


      The number of shares outstanding of the Registrant's Common
Stock as of March 31, 1998 was 29,755,600 shares.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

               ASCENT ENTERTAINMENT GROUP, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                           MARCH 31,      DECEMBER 31,
                                             1998            1997
                                          (Unaudited)
                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents             $25,832          $25,250
     Receivables, net                       65,986           62,572
     Prepaid expenses                       10,245           15,876
     Income taxes receivable (Note 4)        8,433            8,212
     Deferred income taxes                   1,295            2,577
     Current portion of film inventory         815            8,628
     Other current assets                    1,242            1,462
                                           -------          -------
        Total current assets               113,848          124,577
                                           -------          -------

Property and equipment, net                347,358          336,859
Goodwill, net                              120,184          122,341
Franchise rights, net                       96,170           97,373
Film inventory, net (Note 3)                15,263           17,442
Investments                                  6,994            5,979
Other assets, net                           28,793           34,413
                                           -------          -------
TOTAL ASSETS                              $728,610         $738,984
                                          --------         --------
                                          --------         --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                        $33,158          $24,202
   Deferred income                          20,247           48,004
   Other  taxes payable                     10,754           10,657
   Accrued compensation                     17,286           13,480
   Income taxes payable                      2,253            2,213
   Other accrued liabilities                20,128           18,239
                                           -------          -------
   Total current liabilities               103,826          116,795
                                           -------          -------
Long-term debt                             275,737          259,958
Other long-term liabilities                 39,496           37,448
Deferred income taxes                        1,107            1,917
                                           -------          -------
   TOTAL LIABILITIES                       420,166          416,118
                                           -------          -------
Minority interest                           92,270           95,168
Commitments and contingencies (Note 5)          --               --

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per
     share, 5,000 shares authorized, none
     outstanding                                --               --
   Common stock, par value $.01 per share,
     60,000 shares authorized; 29,756
     shares issued and outstanding             297              297
   Additional paid-in capital              307,586          307,248
   Accumulated deficit                     (94,031)         (81,147)
   Other                                     2,322            1,300
                                           --------         --------
   Total stockholders' equity              216,174          227,698
                                           --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $728,610         $738,984
                                          ---------        ---------
                                          ---------        ---------

See accompanying notes to these condensed unaudited consolidated financial statements.

                     ASCENT ENTERTAINMENT GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    THREE MONTHS ENDED MARCH 31,
                                          1998          1997
REVENUES                                $118,033      $89,849
                                        --------      -------
OPERATING EXPENSES:
  Cost of services                       100,058       85,972
  Depreciation and amortization           26,896       25,365
  General and administrative               2,137        1,998
                                        --------      -------
    Total operating expenses             129,091      113,335
                                        --------      -------

Operating loss                           (11,058)     (23,486)

Other income, net                            409          196
Interest expense, net                     (5,636)      (4,730)
                                        ---------     --------
Loss before taxes and minority
  interest                               (16,285)     (28,020)
Income tax benefit                            26        5,231
                                        ---------     --------
Loss before minority interest            (16,259)     (22,789)
Minority interest in
  loss of subsidiaries, net of taxes       3,375        5,141
                                        ---------     --------
NET LOSS                                $(12,884)    $(17,648)
                                        ---------    ---------
                                        ---------    ---------
BASIC AND DILUTED NET
   LOSS PER COMMON SHARE                   $(.43)       $(.59)
                                        ---------    ---------
                                        ---------    ---------

Weighted average number of
  common shares outstanding               29,756       29,754
                                        ---------    ---------
                                        ---------    ---------

See accompanying notes to these condensed unaudited consolidated financial statements.

                      ASCENT ENTERTAINMENT GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     THREE MONTHS ENDED MARCH 31,
                                           1998          1997
OPERATING ACTIVITIES:
  Net loss                              $(12,884)     $(17,648)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
     Depreciation and amortization        26,896        25,365
     Amortization of film inventory       13,714            40
     Minority interest in losses
         of subsidiaries, net             (3,375)       (5,141)
     Interest accretion on Senior
         Secured Notes                     3,779            --
     Changes in operating assets and
         liabilities                      (6,833)        6,389
                                        ---------     ---------
  Net cash provided by operating
       activities                         21,297         9,005
                                        ---------     ---------
INVESTING ACTIVITIES:
  Payments on note receivable                654           715
  Proceeds from sale of investment           261         1,920
  Purchase of property and equipment     (32,513)      (20,334)
  Net expenditures for film
     production costs                     (1,117)       (2,297)
                                        ---------     ---------
  Net cash used in investing activities  (32,715)      (19,996)
                                        ---------     ---------
FINANCING ACTIVITIES - proceeds from
     borrowings under credit facilities   12,000        17,000
                                        ---------     ---------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS                             582         6,009

CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                            25,250         3,963
                                        ---------     ---------
CASH AND CASH EQUIVALENTS, END
     OF PERIOD                           $25,832       $ 9,972
                                        ---------     ---------
                                        ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of interest
     capitalized                          $2,278       $ 3,632

     Income taxes paid                    $   77       $    82

See accompanying notes to these condensed unaudited consolidated financial statements.

                ASCENT ENTERTAINMENT GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                            (UNAUDITED)
                          (IN THOUSANDS)

                                      THREE MONTHS ENDED MARCH 31,
                                            1998         1997
  Net loss                              $(12,884)     $(17,648)

  Other comprehensive income (loss):
    Unrealized gain (loss) on securities   1,197          (250)
    Income tax (expense) benefit related
         to other comprehensive income      (419)           88

     Other comprehensive income (loss),
          net of tax                         778          (162)
                                        ---------     ---------
  Comprehensive Loss                    $(12,106)     $(17,810)
                                        ---------     ---------
                                        ---------     ---------

See accompanying notes to these condensed unaudited consolidated financial statements.

                   ASCENT ENTERTAINMENT GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1997 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accordingly, the Company has included in these condensed consolidated statements, Condensed Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 1998 and 1997, respectively.

2.   Organization and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Corporation ("OCC"), the Denver Nuggets
Limited Partnership (the "Nuggets"), the Colorado Avalanche LLC (the "Avalanche"), Beacon Communications Corp. ("Beacon") and the Ascent Arena Company, LLC (the "Arena Company"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent was merged into Ascent and became an operating division of Ascent on May 30, 1997. Significant intercompany transactions have been eliminated.

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

     On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). As discussed in Note 14 to the Company's 1997 Consolidated Financial Statements, Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement in connection with the Distribution. In order to maintain the tax-free status of the Distribution, Ascent is subject to the numerous restrictions under the Distribution Agreement, including restrictions on the following activities:
(i) Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the tax ruling documents related to the Distribution to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution;
(ii) until July 1998, Ascent will not sell or otherwise issue to any person, or redeem or otherwise acquire from any person, any Ascent stock or securities exercisable or convertible into Ascent stock or any instruments that afford any person the right to acquire stock of Ascent; (iii) until July 1999, Ascent will not sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business; (iv) until July 1999, Ascent will not voluntarily dissolve or liquidate or engage in any merger, consolidation or other reorganization; (v) until July 1999, Ascent will continue the active conduct of its ANS satellite distribution, service and maintenance business; and (vi) until July 1999, Ascent will not unwind the merger of ANS with and into Ascent in any way.

     The restrictions noted in items (ii) through (vi) above will be waived with respect to any particular transaction if either COMSAT or Ascent have obtained a ruling from the IRS in form and substance reasonably satisfactory to COMSAT that such transaction will not adversely affect the tax-free status of the Distribution, or COMSAT has determined in its sole discretion, exercised in good faith solely to preserve the tax-free status of the Distribution that such transaction could not reasonably be expected to have a material adverse effect on the tax-free status of the Distribution, or, with respect to a transaction occurring at least one year after the Distribution, Ascent obtains an unqualified tax opinion in form and substance reasonably acceptable to COMSAT that such transaction will not disqualify the Distribution's tax-free status.

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

     In addition, Ascent and COMSAT terminated the Intercompany Services Agreement and Corporate Agreement entered into in connection with the Offering resulting in among other things, the termination of the restriction on Ascent's incurring indebtedness without the consent of COMSAT. As a result of the Distribution, Ascent became an independent publicly held corporation.

3.   FILM INVENTORY

     Film inventory consists of the following at March 31, 1998 and December 31, 1997:
                                               1998            1997
                                                   (in thousands)
     Films released, less amortization         $9,592         $20,359
     Development                                6,486           5,711
                                              -------         -------
     Total film inventory                     $16,078         $26,070
                                              -------         -------
                                              -------         -------


4.   RELATED PARTY TRANSACTIONS WITH COMSAT

     COMSAT provided administrative services to Ascent pursuant to an Intercompany Services Agreement (the "Services Agreement").
The Services Agreement, which was amended in December 1996 to reflect a reduced level of services to be provided effective January 1, 1997, was terminated on June 27, 1997 in connection with the Distribution. Total charges incurred under this agreement were approximately $128,000 for the three months ending March 31, 1997.

     Through June 27, 1997, the date of the Distribution, Ascent was a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering (see note 2). Pursuant to the tax sharing agreement and the Tax Disaffiliation Agreement, taxes payable or receivable with respect to periods that Ascent was included in COMSAT's consolidated tax group are settled with COMSAT annually. At March 31, 1998 and December 31, 1997, Ascent's federal income tax receivable from COMSAT was $8,264,000 and $7,945,000, respectively. As a result of the Distribution (see note 2), the Company is no longer a part of COMSAT's consolidated tax group and accordingly, may be unable to recognize tax benefits and will receive no cash payments from COMSAT for losses incurred subsequent to June 27, 1997.

5.   LITIGATION

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

6.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. Adoption of SFAS No. 131 will not impact the Company's consolidated financial position, results of operations or cash flows. While the Company has not completed its analysis of which operating segments it will report under SFAS No. 131 in the future, it is required to and will adopt SFAS 131 in the Company's 1998 Annual Report on Form 10-K.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL:

     Certain of the statements in this report are forward-looking and relate to anticipated future events and operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the Company has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results. Accordingly, the following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included in this filing, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report on Form 10-K, as previously filed with the Commission.

SEASONALITY, VARIABILITY AND OTHER:

     The Company's businesses are subject to the effects of both seasonality and variability. Consequently, the operating results for the quarter ended March 31, 1998 for each segment and line of business, and for the Company as a whole, are not necessarily indicative of the results for the full year.

     The MultiMedia Distribution segment revenues and primarily those of OCC are influenced principally by hotel occupancy rates, the "buy rate" or percentage of occupied rooms at hotels that buy movies or other services at the property and the price of the movie or service. Occupancy rates vary by property based on the property's location, competitive position within its marketplace, seasonal factors, and general economic conditions. Higher revenues are generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion picture or services available at the hotel and the guests' other entertainment alternatives.

     The Entertainment segment revenues are influenced by various factors. Revenues for the Nuggets and Avalanche correspond to the NBA and NHL playing seasons, which extend from the fall to late spring depending on the extent of each team's post-season playoff participation. Accordingly, the Company realizes the vast majority of its revenues from the Nuggets and the Avalanche during such period. Conversely, Beacon's revenues fluctuate based upon the delivery and/or availability of the films it produces, the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release and delivery dates for theatrical products are determined by several factors, including the distributor's schedule, the timing of vacation and holiday periods and competition in the market. Specifically, Beacon released AIR FORCE ONE to the home video market in February 1998 and accordingly, Beacon's revenues significantly increased during the first quarter of 1998 as compared to the same period in 1997.

     Furthermore, Beacon's operating results are significantly affected by accounting policies required for the film and entertainment industry and management's estimates of the ultimate realizable value of its films. Production advances received prior to the delivery or completion of a film are treated and recorded as deferred income and are generally recognized as revenues on the date the film is delivered or made available for delivery. The Company generally capitalizes all costs incurred to produce a film. Such costs include the acquisition of story rights, the development of stories, the direct costs of production, print and advertising costs, production overhead and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period under the individual film forecast method which uses the ratio that the current period's gross revenues from all sources for the film bear to management's estimate of anticipated total gross revenues for such film from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular film, which had been expected to yield greater future proceeds, a write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result and could be material.

ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997

     Revenues for the first quarter of 1998 were $118.0 million, an increase of $28.2 million or 31.4%, as compared to $89.8 million in revenues for the first quarter of 1997. This increase is attributable to a $3.8 million increase in revenues at OCC within the Multimedia Distribution segment and a $24.6 million increase in revenues within the Entertainment segment. The increase in revenues at OCC is primarily attributable to the non-recurrence of the interruption in satellite service to a number of SpectraVision hotels which occurred during the first quarter of 1997. The increase in revenues in the entertainment segment is primarily attributable to an increase in revenues of $17.2 million at Beacon combined with increased revenues from both the Avalanche and the Nuggets. During the first quarter of 1998, Beacon recognized revenues of $13.5 million from the video release of the motion picture AIR FORCE ONE and additional revenues from the delivery of the motion picture A THOUSAND ACRES to foreign distributors. In contrast, during the first quarter of 1997, Beacon had minimal revenues as no pictures were released or delivered. In addition, during the quarter ended March 31, 1998, the Avalanche realized increased revenues from regular season ticket and sponsorship sales, and the Nuggets realized increased distributions from the NBA's national television contract. Furthermore, both teams realized increased distributions under their regional broadcasting agreements with Fox Sports Rocky Mountain.

     Cost of services for the first quarter of 1998 were $100.1 million, an increase of $14.1 million or 16.4% compared to the first quarter of 1997. This increase is attributable to increased film amortization costs of $13.8 million at Beacon, primarily from AIR FORCE ONE, and higher costs at the Avalanche and Nuggets. Cost of services at OCC decreased by $3.2 million.
This decrease in costs at OCC is due to several factors, including, the continued conversion of hotels served by SpectraVision equipment to OCC equipment, which has lower operating costs, the termination of satellite lease expenses related to SpectraVision rooms, reduced operating expenses reflecting the integration of SpectraVision's operations, and the non-recurrence of the satellite outage.

     Depreciation and amortization for the first quarter of 1998 was $26.9 million, an increase of $1.5 million or 5.9% compared to the first quarter of 1997. This increase is attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation.

     General and administrative expenses for the first quarter of 1998 were $2.1 million, an increase of $100,000 or 5.0% compared to the first quarter of 1997. This increase primarily reflects the expense recognized during the first quarter of 1998 for the Company's stock appreciation rights, which were granted in June 1997, offset by the reduction in 1998 of certain general and administrative service charges from COMSAT. From January through June 1997, COMSAT provided only limited administrative and support services to the Company and, since July 1997, has provided no services.

     Other income increased by $213,000 in the first quarter of 1998 as compared to the same period last year. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

     Interest expense increased $906,000 in the first quarter of 1998 as compared to the first quarter of 1997. This increase is attributable to additional borrowings incurred during 1997 and the first quarter of 1998 combined with an increase in borrowing costs at Ascent, primarily those costs related to the issuance of the Company's 11.875% Senior Secured Discount Notes in December 1997.

     The Company recorded a minimal income tax benefit in the first quarter of 1998 as compared to an income tax benefit of $5.2 million in the first quarter of 1997. Prior to the Distribution from COMSAT on June 27, 1997, the Company was able to recognize tax benefits from its taxable losses as part of its inclusion as a member of the consolidated tax group of COMSAT. During the first quarter of 1998, the Company and the members of its consolidated tax group recognized no tax benefit from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.

     Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

SEGMENT OPERATING RESULTS

     As discussed in Note 13 to the Company's 1997 Consolidated Financial Statements, Ascent reports operating results in two segments: Multimedia Distribution and Entertainment. Results by segment and certain information regarding the pay-per-view customer base are as follows:

                                     THREE MONTHS ENDED MARCH 31
                                            1998         1997
INCOME STATEMENT DATA:                    (dollars in millions)

Revenues:
  Multimedia Distribution                  $60.7        $57.1
  Entertainment                             57.3         32.7
                                          ------        -----
     Total Revenues                       $118.0        $89.8
                                          ------        -----
                                          ------        -----
Operating Loss:
  Multimedia Distribution                  $(5.2)       $(9.7)
  Entertainment                             (3.7)       (11.8)
  General & Administrative                  (2.2)        (2.0)
                                          -------      -------
       Total Operating Loss               $(11.1)      $(23.5)
                                          -------      -------
                                          -------      -------
OTHER DATA:

EBITDA (1):
  Multimedia Distribution                  $18.7        $11.7
  Entertainment                             (0.8)        (7.8)
  General & Administrative                  (2.1)        (2.0)
                                           ------       ------
       Total EBITDA                        $15.8        $ 1.9
                                           ------       ------
                                           ------       ------
Capital Expenditures:
  Multimedia Distribution                  $24.9        $20.1
  Entertainment                              7.6           .2
                                           ------       ------
       Total Capital Expenditures          $32.5        $20.3
                                           ------       ------
                                           ------       ------
ROOM DATA:

  Number of Guest-Pay rooms
     (at end of period):
  On-Demand                              777,000      712,000
  Schedule only                          125,000      205,000
                                         -------      -------
       Total Guest-Pay rooms             902,000      917,000
                                         -------      -------
                                         -------      -------

(1) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operations is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating cash flow or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the Condensed Consolidated Statements of Cash Flows (unaudited) and discussed in Liquidity and Capital Resources.


MULTIMEDIA DISTRIBUTION

     The Multimedia Distribution segment includes the results of OCC and ANS. The segment's first quarter revenues for 1998 increased
$3.6 million, or 6.3% over last year's first quarter. OCC's revenues grew $3.8 million during the first quarter of 1998, due primarily to the non-recurrence of the satellite outage experienced at SpectraVision properties during 1997.

     Operating losses for this segment decreased by $4.5 million for the quarter ended March 31, 1998, as compared to the same period last year. The operating losses at OCC for the first quarter of 1997 were impacted on January 11, 1997 by the loss of communication with a satellite, which delivered pay-per-view programming to certain SpectraVision properties. While service was restored to all affected hotels within a month, the loss of revenue and costs associated with this loss of service resulted in a decrease in operating income of approximately $3.0 million during the first quarter of 1997. In addition, the decrease in the operating loss during the first quarter of 1998 is also attributable to several factors including; increased revenues at OCC as discussed above and the continued conversion of hotels served by SpectraVision equipment to OCC equipment, which has lower operating costs, the termination of satellite lease expenses related to SpectraVision rooms and reduced operating expenses reflecting the integration of SpectraVision's operations.

     EBITDA of the Multimedia Distribution segment increased by $7.0 million for the quarter ended March 31, 1998, as compared to the same period last year. As discussed above, this increase in EBITDA in the first quarter of 1998 is primarily attributable to the non-recurrence of the satellite failure which occurred during the first quarter of 1997 and, to a lesser degree, the conversion of SpectraVision equipment to OCC equipment, which has lower operating costs.

     Capital expenditures for the segment increased by $4.8 million for the first quarter of 1998 as compared to the same period last year. This increase in capital expenditures is primarily attributable to conversions of SpectraVision customer rooms to OCC systems and to a lesser extent, the installation of OCC equipment for new hotel customers.

ENTERTAINMENT

     The Entertainment segment includes the results of the Nuggets, the Avalanche, the Arena Company and Beacon. Revenues of the Entertainment segment for the first quarter of 1998 increased by $24.6 million over the same quarter last year. This increase in revenues is primarily attributable to an increase in revenues at Beacon of $17.2 combined with increased revenues at both the Avalanche and Nuggets of $3.2 million and $3.7 million, respectively. During the first quarter of 1998, Beacon generated revenues of $13.5 million from the video release of the motion picture AIR FORCE ONE and additional revenues from the delivery of the motion picture, A THOUSAND ACRES, to foreign distributors. During the first quarter of 1997, Beacon had no movie releases and generated minimal revenues from prior movie releases. In addition, the Avalanche realized increased revenues from regular season ticket and sponsorship sales while the Nuggets realized increased revenues from an improvement in distributions from the NBA national television contract. Both teams also realized increased revenues from their regional broadcasting agreements with Fox Sports Rocky Mountain. The Nuggets revenue improvements noted above were partially offset by a decrease in ticket sales.

     Operating losses for this segment decreased by $8.1 million during the quarter ended March 31, 1998, as compared to the same period last year. This improvement for the quarter is primarily attributable to Beacon and an increase in its operating margin of $3.1 million from the successful video release of AIR FORCE ONE. In addition, the decreased operating loss in the segment is also attributable to increased revenues from both the Avalanche and the Nuggets partially offset by higher operating costs (players' salaries at the Avalanche and contract termination costs at the Nuggets).

     EBITDA for the Entertainment segment increased by $7.0 million for the first quarter of 1998 as compared to the same period last year. This increase primarily reflects Beacon's improved operating margin resulting from Air Force One and decreased losses at both the Avalanche and the Nuggets as previously discussed.

     Capital expenditures for the Entertainment segment increased by $7.4 million for the first quarter of 1998 as compared to the same period last year. This increase is due to capital expenditures incurred relating to the construction of the Pepsi
Center, the new arena in downtown Denver to be owned and managed by the Arena Company.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash during the three months ended March 31, 1998 were cash from operating activities of $21.3 million and borrowings under OCC's credit facility of $12.0 million. Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth. Specifically, capital expenditures of $23.9 million were made by OCC for the continuing installation and conversion of on-demand systems and of $7.6 million were made by the Arena Company for construction costs at the Pepsi Center. In addition, $1.1 million of cash was invested by Beacon on films under development and to acquire rights for film properties.

     The Company's working capital position improved by $2.2 million from December 31, 1997 to March 31, 1998. This improvement is attributable to a reduction in deferred revenue, primarily at the Nuggets and Avalanche, due to the recognition of previously deferred revenues upon the playing of their regular season games offset by the decrease in the current portion of the film library due to the AIR FORCE ONE video release.

     Long-term debt of the Company at March 31, 1998 consists primarily of the Company's Senior Secured Discount Notes (the "Senior Notes") totaling $130.7 million, and $145.0 million outstanding under OCC's Credit Facility. Based on borrowings at March 31, 1998, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $55.0 million of long-term financing under its credit facility, subject to certain covenant restrictions (see Note 6 of the Company's 1997 Consolidated Financial Statements.)

     The Company anticipates that the Arena Company will offer approximately $100.0 to $130.0 million of non-recourse, long-term debt financing (the "Arena Notes") during the second quarter of 1998 for the purposes of financing the development and construction of the Pepsi Center. The Arena Notes are expected to be secured by certain assets of the Arena Company, including the revenues from naming rights, suite licensing, the concession agreements and certain corporate sponsorships.

     The Company's cash requirements through the remainder of 1998 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the development, production and/or acquisition of rights for motion pictures at Beacon, (iii) funding the operating requirements of Ascent and its subsidiaries, and (iv) the payment of interest under the Ascent credit facility and OCC credit facility. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service will be approximately $45.0 to $65.0 million during the remainder of 1998. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC credit facility. The expenditures for construction of the Pepsi Center will be funded through the anticipated proceeds of the Arena Notes. However, as a result of the timing of the closing of the offering of the Arena Notes, the Company will advance an additional $7.0 to $10.0 million during the second quarter of 1998 to the Arena Company to support the ongoing construction activity. Beacon's cash requirements with respect to the funding of additional productions at Beacon will be dependent upon the number, nature and timing of the projects that the Company determines to pursue during the remainder of 1998. To fund Beacon's productions, the Company expects to utilize Beacon's domestic distribution agreement with Universal Pictures when appropriate, and/or pre-sell a portion of the international distribution rights to help fund motion picture costs. The Company's other long-term capital requirements may include ANS's participation in an upgrade of the NBC television affiliate network. ANS cash requirements, should it be awarded the NBC contract, may consist of capital expenditures of $30.0 to $35.0 million, commencing in late 1998 or 1999.

     Management of the Company believes that the available cash, cash flows from operating activities, and funds available under the Ascent credit facility and the OCC credit facility (see Note
6 of the Company's 1997 Notes to Consolidated Financial
Statements), together with the anticipated proceeds from the Arena Notes will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements during 1998. However, it is the Company's expectation that cash flows from operations will be insufficient to cover planned capital expenditures during 1998 and 1999 and, accordingly, the Company determined that no cash interest would be payable on the Senior Notes until June 2003.
Thereafter, the Company's ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon the future performance of the Company and, in particular, on the successful implementation of the Company's strategy, including conversion of the hotel rooms acquired in the acquisition of SpectraVision, Inc. to OCC's on-demand technology, the upgrade and expansion of OCC's technology and service offerings and the construction of the Pepsi Center in Denver, and the ability to attain significant and sustained growth in the Company's cash flow. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its long-term debt service obligations and working capital requirements. Based on the Company's current expectation with respect to its existing businesses, the Company does not expect to have cash flows after capital expenditures sufficient to repay all of the Senior Notes at maturity and, accordingly, may have to refinance the Senior Notes at or before their maturity. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to sell assets.

     As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT, (see Note 2 of Notes to Condensed Consolidated Financial Statements) terminated the Corporate Agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. As a result, Ascent's financial leverage may increase in the future for numerous reasons, including the proposed financing of the Pepsi Center. In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution. Among the restrictions, Ascent will not be allowed to sell, purchase or otherwise acquire stock or instruments which afford a person the right to acquire the stock of Ascent until July 1998 (see Note 2 of Notes to Condensed Consolidated Financial Statements). Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize tax benefits and will not receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during 1998 and thereafter.


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


ITEM 2.   CHANGE IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. An annual meeting of stockholders of Ascent was held on April 27, 1998 for the following purposes:

               1.   Election of two Class I directors;
               2. Approval of the 1997 Non-employee Directors Stock Appreciation Rights Plan; and
               3. Action on such other matters as may properly come before the meeting.

          b. The directors who were elected at the meeting are as follows:

               CLASS I

               Charles Lyons
               Peter Barton


          c. In connection with matters voted on at the Annual meeting, the following results were obtained:

               1. ELECTION OF DIRECTORS

                              For          Against   Withheld    Abstentions
               Charles Lyons  24,541,340   295,492         --             --
               Peter Barton   24,541,568   295,264         --             --

               2. APPROVAL OF THE 1997 NON-EMPLOYEE DIRECTORS STOCK
                  APPRECIATION RIGHTS PLAN

                              For          Against   Withheld    Abstentions
                              21,831,570   2,967,142       --         38,120

ITEM 5.   OTHER INFORMATION
          None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBIT
               No. 27.0      Financial Data Schedule

         (B)   REPORTS ON FORM 8-K:
               None


                                 SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Ascent Entertainment Group, Inc.


By:      /s/ David A. Holden
     ---------------------------
   David A. Holden
   Vice President of Finance, Controller
   (Principal Accounting Officer)

Date:        May 13, 1998