Form 10-Q
period 1998-06-30
ASCENT ENTERTAINMENT GROUP INC
filed 1998-08-14
CIK 1002666

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended June 30, 1998

                              or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from N/A to N/A
               Commission File Number 0-27192

                ASCENT ENTERTAINMENT GROUP, INC.
     (Exact name of registrant as specified in its charter)


           Delaware                           52-1930707
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                       One Tabor Center
              1200 Seventeenth Street, Suite 2800
                    Denver, Colorado  80202
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

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 1998 was 29,755,600 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               ASCENT ENTERTAINMENT GROUP, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                         (In thousands)

                                         JUNE 30,          DECEMBER 31,
                                         1998                     1997
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents               $ 38,544          $ 25,250
  Receivables, net                          52,677            62,572
  Prepaid expenses                          10,884            15,876
  Income taxes receivable (Note 4)           9,075             8,212
  Deferred income taxes                      1,457             2,577
  Current portion of film inventory          1,542             8,628
  Other current assets                         917             1,462
                                          --------          --------

    Total current assets                   115,096           124,577
                                          --------          --------

Property and equipment, net                355,541           336,859
Goodwill, net                              118,027           122,341
Franchise rights, net                       94,966            97,373
Film inventory, net (Note 3)                20,906            17,442
Investments                                  6,401             5,979
Other assets, net                           25,548            34,413
                                          --------          --------

TOTAL ASSETS                              $736,485          $738,984
                                          --------          --------
                                          --------          --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $ 39,022          $ 24,202
  Deferred income                           24,995            48,004
  Other  taxes payable                      10,476            10,657
  Accrued compensation                      13,477            13,480
  Accrued film participations                8,246             1,274
  Income taxes payable                       1,986             2,213
  Other accrued liabilities                 21,433            16,965
                                          --------          --------
  Total current liabilities                119,635           116,795
                                          --------          --------

Long-term debt                             288,549           259,958
Other long-term liabilities                 41,037            37,448
Deferred income taxes                        1,838             1,917
                                          --------          --------

   TOTAL LIABILITIES                       451,059           416,118
                                          --------          --------

Minority interest                           88,681            95,168
Commitments and contingencies (Note 5)          --                --

STOCKHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share, 5,000 shares
    authorized, none outstanding                --                --
  Common stock, par value $.01
    per share,       60,000 shares
    authorized; 29,756 shares issued
    and outstanding                            297               297
  Additional paid-in capital               306,862           307,248
  Accumulated deficit                     (112,048)          (81,147)
  Other                                      1,634             1,300
                                          --------          --------
     Total stockholders' equity            196,745           227,698
                                          --------          --------

TOTAL LIABILITIES AND
STOCKHOLDERS'EQUITY                       $736,485          $738,984
                                          --------          --------
                                          --------          --------

See accompanying notes to these condensed unaudited consolidated financial statements.

                     ASCENT ENTERTAINMENT GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      1998       1997        1998        1997
REVENUES                          $ 81,509   $ 87,604    $199,541    $177,453
OPERATING EXPENSES:
  Cost of services                  67,057     70,020     167,116     155,991
  Depreciation and amortization     27,305     25,183      54,201      50,548
  General and administrative         2,497      1,154       4,633       3,152
                                  --------   --------    --------    --------
     Total operating expenses       96,859     96,357     225,950     209,691
                                  --------   --------    --------    --------

Operating loss                     (15,350)   ( 8,753)    (26,409)    (32,238)
Other income, net                      397        203         805         399
Interest expense, net              ( 6,188)   ( 5,557)    (11,824)    (10,286)
                                  --------   --------    --------    --------
Loss before taxes and minority
  Interest                         (21,141)   (14,107)    (37,428)    (42,125)
Income tax benefit                      76      1,899         102       7,130
                                  --------   --------    --------    --------

Loss before minority interest      (21,065)   (12,208)    (37,326)    (34,995)
Minority interest in
  loss of subsidiaries, net of
  taxes                              3,050      2,461       6,425       7,602
                                  --------   --------    --------    --------

NET LOSS                          $(18,015)  $ (9,747)   $(30,901)   $(27,393)
                                  --------   --------    --------    --------
                                  --------   --------    --------    --------

BASIC AND DILUTED NET
  LOSS PER COMMON SHARE           $   (.60)  $   (.33)   $  (1.04)   $   (.92)
                                  --------   --------    --------    --------
                                  --------   --------    --------    --------

Weighted average number of
  common shares outstanding         29,756     29,755      29,756      29,754
                                  --------   --------    --------    --------
                                  --------   --------    --------    --------

See accompanying notes to these condensed unaudited consolidated financial statements.

                     ASCENT ENTERTAINMENT GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  SIX MONTHS ENDED JUNE 30,
                                                     1998             1997
OPERATING ACTIVITIES:
  Net loss                                        $(30,901)       $(27,393)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                   54,201          50,548
    Amortization of film inventory                  14,296           7,866
    Minority interest in losses
      of subsidiaries, net                          (6,425)         (7,602)
    Interest accretion on Senior
      Secured Notes                                  7,591              --
    Changes in operating assets and
      liabilities                                   19,093          (1,388)
    Other                                             (684)            129
                                                  --------        --------

      Net cash provided by operating
        activities                                  57,171          22,160
                                                  --------        --------

INVESTING ACTIVITIES:
  Proceeds from note receivable                      1,322           1,444
  Proceeds from sale of investment                     261           1,920
  Purchase of property and equipment               (62,844)        (45,071)
  Net expenditures for film production costs        (3,616)         (3,064)
  Other                                                 --             455
                                                  --------        --------

  Net cash used in investing activities            (64,877)        (44,316)
                                                  --------        --------

FINANCING ACTIVITIES - proceeds from
  borrowings under credit facilities                21,000          33,000
                                                  --------        --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                       13,294          10,844

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                         25,250           3,963
                                                  --------        --------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                       $ 38,544        $ 14,807
                                                  --------        --------
                                                  --------        --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of interest capitalized      $  4,674        $  7,383
                                                  --------        --------
                                                  --------        --------

  Income taxes paid                               $     77        $    265
                                                  --------        --------
                                                  --------        --------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Reversal of accrual made in OCC purchase
    price allocation                              $     --        $  3,000
                                                  --------        --------
                                                  --------        --------

See accompanying notes to these condensed unaudited consolidated financial statements.

                   ASCENT ENTERTAINMENT GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                            (UNAUDITED)
                          (IN THOUSANDS)
                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                     1998        1997        1998       1997
Net loss                           $(18,015) $ (9,747)   $(30,901)  $(27,393)

Other comprehensive income (loss):
  Unrealized gain (loss) on
     securities                        (684)      829         513        579
  Income tax (expense) benefit
     related to other comprehensive
     income                             239      (290)       (180)      (202)
                                   --------  --------    --------   --------

  Other comprehensive income (loss),
    net of tax                         (445)      539         333        377
                                   --------  --------    --------   --------

Comprehensive Loss                 $(18,460) $ (9,208)   $(30,568)  $(27,016)
                                   --------  --------    --------   --------
                                   --------  --------    --------   --------

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

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accordingly, the Company has included in these condensed consolidated statements, Condensed Consolidated Statements of Comprehensive Loss for the three and six-month periods ended June 30, 1998 and 1997, respectively.

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

3.   FILM INVENTORY

     Film inventory consists of the following at June 30, 1998 and December
     31, 1997:
                                              1998            1997
                                                 (in thousands)
     Films released, less amortization        $13,846         $20,359
     Films in process and development           2,089              --
     Development                                6,513           5,711
                                              -------         -------

         Total Film Inventory                 $22,448         $26,070
                                              -------         -------
                                              -------         -------

4.   RELATED PARTY TRANSACTIONS WITH COMSAT

     COMSAT provided administrative services to Ascent pursuant to an Intercompany Services Agreement (the "Services Agreement"). The Services Agreement, which was amended in December 1996 to reflect a reduced level of services to be provided effective January 1, 1997, was terminated on June 27, 1997 in connection with the Distribution. Total charges incurred under this agreement were approximately $173,333 for the six-month period ended
June 30, 1997.

     Through June 27, 1997, the date of the Distribution, Ascent was a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering (see note 2). Pursuant to the tax sharing agreement and the Tax Disaffiliation Agreement, taxes payable or receivable with respect to periods that Ascent was included in COMSAT's consolidated tax group are settled with COMSAT annually. At June 30, 1998 and December 31, 1997, Ascent's federal income tax receivable from COMSAT was $8,264,000 and $7,945,000, respectively. As a result of the Distribution (see note 2), the Company is no longer a part of COMSAT's consolidated tax group and accordingly, may be unable to recognize tax benefits and will receive no cash payments from COMSAT for losses incurred subsequent to June 27, 1997.

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

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information", which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. Adoption of SFAS No. 131 will not impact the Company's consolidated financial position, results of operations or cash flows. While the Company has not completed its analysis of which operating segments it will report under SFAS No. 131 in the future, it is required to and will adopt SFAS 131 in the Company's 1998 Annual Report on Form 10-K.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

7.   SUBSEQUENT EVENTS

     ARENA FINANCING - On July 29, 1998, the Arena Company's beneficially owned trust, The Denver Arena Trust (the "Trust") issued and sold $139,835,000 principal amount of 6.94% Arena Revenue Backed Notes (the "Arena Notes") due November 2019. The proceeds from the sale of the Arena Notes were used by the Trust to purchase from the Arena Company revenue contracts related to the naming rights, suite licensing and certain corporate sponsorships of the Arena Company, and the underlying rights related to such contracts (collectively, the "Revenue Rights.") The Arena Company will use the net proceeds together with equity investments and intercompany loans from the Company to fund the construction of the new arena, to be called the Pepsi Center. The Arena Notes are non-recourse to the Arena Company but the Arena Company is obligated to the noteholders to construct and operate the Pepsi Center. Should a payment default occur absent a default in the Arena Company's obligations to construct and operate the Pepsi Center, the noteholders will have no recourse to the assets of the Company. Conversely, the Revenue Rights are not available to the creditors of Ascent and/or the Arena Company. To secure the Arena Company's obligations to construct and operate the new arena, the Arena Company has pledged to the Trust substantially all of the Arena Company's assets, including the Pepsi Center itself. These assets, if necessary, could be pledged to a subsequent lender which agreed to an appropriate intercreditor agreement with the Trust.

     The Arena Notes provide for semi-annual payments of interest on May 15 and November 15 of each year and annual payments of principal on November 15 of each year commencing November 15, 1999. The amount of principal payable will be equal to the lesser of the targeted principal distribution amount or the cash available for such payment after application to all prior payment priorities. The targeted principal distribution amount has been calculated so that based on the projected revenues contractually obligated to be paid under the Revenue Rights, the Arena Notes will be paid in full by November, 2014.

     Pursuant to the Arena Notes, the Trust has established restricted cash accounts which, among other things, will receive proceeds from the Revenue Contracts, disburse required principal and interest payments and establish debt service principal and interest reserve balances on behalf of the noteholders. The Arena Notes also provide that if the aggregate cash available in these restricted cash accounts exceed the required principal, interest and other payments due, including the required reserve balances, the balance of such excess cash available may be distributed to the Arena Company, subject to certain covenant restrictions.

     NBA COLLECTIVE BARGAINING - The NBA Collective Bargaining Agreement with the NBA Players' Association; which governs the terms and conditions of employment of NBA players by the NBA's member teams, including the Nuggets, has been terminated and negotiations have commenced on a new collective bargaining agreement. Effective July 1, 1998, the NBA has locked out players. The Company is unable to predict the timing and outcome of such negotiations and work stoppage.


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

SEASONALITY, VARIABILITY AND OTHER:

     The Company's businesses are subject to the effects of both seasonality and variability. Consequently, the operating results for the quarter ended June 30, 1998 for each segment and line of business, and for the Company as a whole, are not necessarily indicative of the results for the full year.

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

     The Entertainment segment revenues are influenced by various factors. Revenues for the Nuggets and Avalanche correspond to the NBA and NHL playing seasons, which extend from the fall to late spring depending on the extent of each team's post-season playoff participation. Accordingly, the Company realizes the vast majority of its revenues from the Nuggets and the Avalanche during such period. Specifically, the Avalanche were involved in one playoff round in 1998 as compared to three rounds of playoffs in 1997 and accordingly, the Avalanche's revenues decreased during the six months ended June 30, 1998 as compared to the same period in 1997. Conversely, Beacon's revenues fluctuate based upon the delivery and/or availability of the films it produces, the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release and delivery dates for theatrical products are determined by several factors, including the distributor's schedule, the timing of vacation and holiday periods and competition in the market. Specifically, Beacon released Air Force One to the home video market in February 1998 and accordingly, Beacon's revenues significantly increased during the six months ended June 30, 1998 as compared to the same period in 1997. In addition, the operating results for the third and fourth quarters of 1998 as compared to the same periods in 1997 will be significantly impacted by AIR FORCE ONE which was released theatrically in the third quarter of 1997. Beacon currently has no movie releases planned for the remainder of 1998.

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

ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenues for the second quarter of 1998 were $ 81.5 million, a decrease of $6.1 million or 7.0%, as compared to $87.6 million in revenues for the second quarter of 1997. While revenues at OCC increased by $4.5 million within the Multimedia Distribution segment, the Entertainment segment experienced a $10.8 million decrease in revenues due to certain non-recurring events that occurred during the second quarter of 1997. The increase in revenues at OCC is primarily attributable to increases in its on-demand movie business from new hotel installations, continued conversions of hotels served by SpectraVision equipment to On Command equipment and strong buy rights in its core movie product. The decrease in revenues in the Entertainment segment is primarily attributable to a decrease in revenues of $8.4 million at Beacon combined with decreased revenues from the Avalanche. During the second quarter of 1997, Beacon recognized revenues of $6.8 million from the delivery of the motion picture PLAYING GOD to its domestic distributor and additional revenues from prior movie releases. In contrast, during the second quarter of 1998, Beacon had minimal revenues as no pictures were released or delivered and generated minimal revenues from prior movie releases. In addition, during the quarter ended June 30, 1998, the Avalanche experienced a decrease in revenues from their participation in the 1998 Stanley Cup Playoffs. During the second quarter of 1998, the Avalanche had 5 fewer home playoff games as a result of playing in only one playoff round as compared to three rounds of the playoffs in 1997. The Avalanche playoff revenue decrease was partially offset by the receipt of NHL expansion proceeds during the second quarter of 1998.

     Cost of services for the second quarter of 1998 were $67.1 million, a decrease of $2.9 million or 4.1%, as compared to the second quarter of 1997. This decrease is attributable to decreased film amortization costs of $7.5 million at Beacon, offset by reserves taken on certain film projects at Beacon of $840,000 and by higher costs at OCC. The increased costs at OCC are primarily attributable to an increase in hotel commission and free-to-guest expenses, higher research and development expenditures relating to OCC's new digital platforms and programming support, and higher expenses in the areas of program management and marketing in order to support new products and initiatives.

     Depreciation and amortization for the second quarter of 1998 was $27.3 million, an increase of $2.1 million or 8.3%, as compared to the second quarter of 1997. This increase is attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation.

     General and administrative expenses for the second quarter of 1998 were $ 2.5 million, an increase of $1.3 million as compared to the second quarter of 1997. This increase in operating costs at Ascent corporate primarily reflects the expense recognized during the second quarter of 1998 for the Company's stock appreciation rights, which were granted in June 1997 combined with an increase in compensation costs and the non-recurrence of a favorable expense settlement which occurred during the second quarter of 1997.

     Other income increased by $.2 million in the second quarter of 1998 as compared to the same period last year. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

     Interest expense increased $.6 million in the second quarter of 1998 as compared to the second quarter of 1997. This increase is attributable to additional borrowings incurred during 1997 and the first half of 1998 combined with an increase in borrowing costs at Ascent, primarily those costs related to the issuance of the Company's 11.875% Senior Secured Discount Notes in December 1997.

     The Company recorded a minimal income tax benefit in the second quarter of 1998 as compared to an income tax benefit of $1.9 million in the second quarter of 1997. Prior to the Distribution from COMSAT on June 27, 1997, the Company was able to recognize tax benefits from its taxable losses as a result of a tax sharing agreement with COMSAT so long as Ascent was a member of the consolidated tax group of COMSAT. During the second quarter of 1998, the Company and the members of its consolidated tax group recognized no tax benefit from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.

     Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Revenues for the six months ended June 30, 1998 were $199.5 million, an increase of $22.0 million or 12.4%, as compared to $177.5 million in revenues for the six months ended June 30, 1997. This increase is attributable to an $8.3 million increase in revenues at OCC within the Multimedia Distribution segment and a $13.7 million increase in revenues within the Entertainment segment. The increase in revenues at OCC is primarily attributable to increases in its on-demand movie business from the non-recurrence of the interruption in satellite service to a number of SpectraVision hotels which occurred during the first quarter of 1997, from new hotel installations, continued conversions of SpectraVision equipment to On Command equipment, and strong buy rates in its core movie product. The increase in revenues in the Entertainment segment is primarily attributable to an increase in revenues of $8.8 million at Beacon combined with increased revenues from the Nuggets. During the six months ended June 30, 1998, Beacon recognized revenues of $13.9 million from the video release of the motion picture AIR FORCE ONE and additional revenues from the delivery of the motion picture A THOUSAND ACRES to foreign distributors. In contrast, during the six months ended June 30, 1997, Beacon generated revenues of $6.8 million from the delivery of PLAYING GOD to its domestic distributor and additional revenues from prior movie releases. During the six months ended June 30, 1998, the Nuggets realized increased distributions from the NBA's national television contract and an increase in distributions under their regional broadcasting agreement with Fox Sports Rocky Mountain. While the Avalanche realized increased revenues from regular season ticket and sponsorship sales and increased revenues from their regional broadcasting agreement with Fox Sports Rocky Mountain, these increases were substantially offset by a decline in playoff revenues of $4.4 million.

     Cost of services for the six months ended June 30, 1998 were $167.1 million, an increase of $11.1 million or 7.1%, as compared to $156.0 million in cost of services for the six months ended June 30, 1997. This increase is attributable to increased film amortization costs of $6.3 million at Beacon, primarily from AIR FORCE ONE, reserves taken on certain film projects at Beacon of $840,000, and higher operating costs at the Avalanche (principally player salaries) and Nuggets (contract termination costs). While OCC has experienced an increase in hotel commissions and free-to-guest expenses, an increase in research and development expenditures and costs related to new products and initiatives, these increases have been substantially offset by a decline in certain non-recurring costs. Specifically, those costs associated with the termination of satellite movie service related to SpectraVision rooms and the non-recurrence of costs associated with the interruption of satellite service which occurred during the first quarter of 1997.

     Depreciation and amortization for the six months ended June 30, 1998 was $54.2 million, an increase of $3.7 million or 7.3%, as compared to $50.5 million in depreciation and amortization for the six months ended June 30, 1997. This increase is attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation.

     General and administrative expenses for the six months ended June 30, 1998 were $4.6 million, an increase of $1.4 million or 43.7%, as compared to $3.2 million in general and administrative expenses for the six months ended June 30, 1997. This increase primarily reflects the expense recognized during the six months ended June 30, 1998 for the Company's stock appreciation rights, which were granted in June 1997 combined with an increase in compensation costs and the non-recurrence of a favorable expense settlement which occurred during the second quarter of 1997.

     Other income increased by $.4 million in the six months ended June 30, 1998 as compared to the same period last year. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

     Interest expense increased by $1.5 million during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase is attributable to additional borrowings incurred during 1997 and the first half of 1998 combined with an increase in borrowing costs at Ascent, primarily those costs related to the issuance of the Company's 11.875% Senior Secured Discount Notes in December 1997.

     The Company recorded a minimal income tax benefit during the six months ended June 30, 1998 as compared to an income tax benefit of $7.1 million in the six months ended June 30, 1997. Prior to the Distribution from COMSAT on June 27, 1997, the Company was able to recognize tax benefits from its taxable losses as a result of a tax sharing agreement with COMSAT so long as Ascent was a member of the consolidated tax group of COMSAT. During the six months ended June 30, 1998, the Company and the members of its consolidated tax group recognized no tax benefit from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.

     Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

SEGMENT OPERATING RESULTS

     As discussed in Note 13 to the Company's 1997 Consolidated Financial
Statements, Ascent reports operating results in two segments: Multimedia
Distribution and Entertainment. Results by segment and certain information regarding the number of guest-pay rooms at OCC are as follows:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                   1998          1997       1998        1997
INCOME STATEMENT DATA:                        (dollars in millions)
Revenues:
  Multimedia Distribution        $ 65.9        $ 61.2     $126.6      $118.3
  Entertainment                    15.6          26.4       72.9        59.2
                                 ------        ------     ------      ------
       Total Revenues            $ 81.5        $ 87.6     $199.5      $177.5
                                 ------        ------     ------      ------
                                 ------        ------     ------      ------

Operating Loss:
  Multimedia Distribution        $ (4.7)       $ (3.4)    $ (9.9)     $(13.0)
  Entertainment                    (8.1)         (4.2)     (11.8)      (16.0)
  General & Administrative         (2.5)         (1.2)      (4.7)       (3.2)
                                 ------        ------     ------      ------
      Total Operating Loss       $(15.3)       $ (8.8)    $(26.4)     $(32.2)
                                 ------        ------     ------      ------
                                 ------        ------     ------      ------

OTHER DATA:

EBITDA (1):
  Multimedia Distribution        $ 19.5        $ 18.7     $ 38.2      $ 30.4
  Entertainment                    (5.0)         (1.1)      (5.8)       (8.9)
  General & Administrative         (2.5)         (1.2)      (4.6)       (3.2)
                                 ------        ------     ------      ------
      Total EBITDA               $ 12.0        $ 16.4     $ 27.8      $ 18.3
                                 ------        ------     ------      ------
                                 ------        ------     ------      ------

Capital Expenditures:
  Multimedia Distribution        $ 22.0        $ 24.4     $ 46.2      $ 44.5
  Entertainment                     8.3            .4       16.6          .6
                                 ------        ------     ------      ------
    Total Capital Expenditures   $ 30.3        $ 24.8     $ 62.8      $ 45.1
                                 ------        ------     ------      ------
                                 ------        ------     ------      ------

ROOM DATA:                                       SIX MONTHS ENDED JUNE 30,
  Number of Guest-Pay rooms                         1998          1997
     (at end of period):
  On-Demand                                        801,000       733,000
  Schedule only                                    115,000       188,000
                                                   -------       -------
       Total Guest-Pay rooms                       916,000       921,000
                                                   -------       -------
                                                   -------       -------

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

MULTIMEDIA DISTRIBUTION

     The Multimedia Distribution segment includes the results of OCC and ANS. The segment's second quarter revenues for 1998 increased $4.7 million, or 7.7% over last year's second quarter. Year-to-date revenues for the MultiMedia Distribution segment increased $8.3 million over the first half of 1997. OCC's revenues grew $4.5 million and $8.3 million during the second quarter of 1998 and first half of 1998, respectively. These increases are due primarily attributable to increases in its on-demand movie business from new hotel installations, continued conversions of hotels served by SpectraVision equipment to On Command equipment, strong buy rates in its core movie product and the non-recurrence of the satellite outage experienced at SpectraVision properties during the first quarter 1997. ANS' revenues for the second quarter of 1998 and six months ended June 30, 1998 were similar to the comparable periods in 1997.

     Operating losses for this segment increased by $1.3 million over last year's second quarter. Year-to-date operating losses decreased by $3.1 million over the first half of 1998. The increase in the operating loss during the second quarter of 1998 is attributable to increased depreciation expense due to new hotel installations and continued conversions of hotels served by SpectraVision equipment to On Command equipment. The operating losses at OCC for the first half of 1997 were impacted on January 11, 1997 by the loss of communication with a satellite, which delivered pay-per-view programming to certain SpectraVision properties. While service was restored to all affected hotels within a month, the loss of revenue and costs associated with this loss of service resulted in a decrease in operating income of approximately $3.0 million during the first quarter of 1997.

     EBITDA of the Multimedia Distribution segment increased by $.8 million and $7.8 for the second quarter and first half 1998 respectively, as compared to the same periods last year. The increase in EBITDA in the second quarter of 1998 is attributable to the increase in revenues at OCC in the second quarter of 1998 as compared to 1997. As discussed above, the increase in EBITDA in the first half of 1998 is primarily attributable to the non-recurrence of the satellite failure that occurred during the first quarter of 1997 combined with the increase in OCC revenues for the first half of 1998 as compared to 1997.

     Capital expenditures for the segment decreased by $2.4 million and increased by $1.7 million during the second quarter and first half of 1998 as compared to the same periods last year. The decrease in capital expenditures in the second quarter of 1998 is attributable to a decrease in the number of conversions of SpectraVision customer rooms to OCC systems. The increase in capital expenditures in the first half of 1998 is attributable to both conversions of SpectraVision customer rooms to OCC systems and the installation of OCC equipment for new hotel customers.

ENTERTAINMENT

     The Entertainment segment includes the results of the Nuggets, the Avalanche, the Arena Company and Beacon. Revenues of the Entertainment segment for the second quarter of 1998 decreased by $10.8 million over the same quarter last year. The decrease in revenues in the Entertainment segment in the second quarter is primarily attributable to a decrease in revenues of $8.4 million at Beacon combined with decreased revenues from the Avalanche. During the second quarter of 1997, Beacon recognized revenues of $6.8 million from the delivery of the motion picture PLAYING GOD to its domestic distributors and additional revenues from prior movie releases. In contrast, during the second quarter of 1998, Beacon had minimal revenues as no pictures were released or delivered and generated minimal revenues from prior movie releases. In addition, during the quarter ended June 30, 1998, the Avalanche experienced a decrease in revenues from their participation in the 1998 Stanley Cup Playoffs. In 1998, the Avalanche had 5 fewer home playoff games as a result of playing in only one playoff round as compared to the three rounds of the playoffs in 1997. The Avalanche playoff revenue decrease was partially offset by the receipt of NHL expansion proceeds during the second quarter of 1998. Year to date revenues for the Entertainment segment increased $13.7 million over the first half of 1997. This increase in revenues is primarily attributable to an increase in revenues at Beacon of $8.8 combined with increased revenues at the Nuggets of $4.3 million. During the first half of 1998, Beacon generated revenues of $13.9 million from the video release of the motion picture AIR FORCE ONE and additional revenues from the delivery of the motion picture, A THOUSAND ACRES, to foreign distributors. During the first half of 1997, Beacon generated revenues of $6.8 million from the delivery of the motion picture PLAYING GOD to its domestic distributors. Year to date revenues for the Nuggets have increased from improvements in distributions from the NBA national television contract and increased revenues from their regional broadcasting agreement with Fox Sports Rocky Mountain. While the Avalanche realized increased revenues from regular season ticket and sponsorship sales and increased revenues from their regional broadcasting agreement with Fox Sports Rocky Mountain, these increases were substantially off set by a decline in playoff revenues of $4.4 million.

     Operating losses for this segment increased by $3.9 million during the second quarter of 1998, as compared to the same period last year. This decline for the quarter is primarily attributable to the decline in the Avalanche's playoff operating margin of $1.8 million an increase in operating costs (players' salaries at the Avalanche and contract termination costs at the Nuggets) and reserves taken on certain film projects at Beacon. The year-to-date operating loss for this segment has decreased by $4.2 million as compared to the first half of 1997. This year-to-date improvement in 1998 is attributable to the margin realized on the AIR FORCE ONE video release and the Nuggets increased revenues, which were partially offset by the reduced playoff margin from the Avalanche.

     EBITDA for the Entertainment segment decreased by $3.9 million for the second quarter of 1998 as compared to the same period last year. This decrease primarily reflects the Avalanche's reduction in playoff games and reserves taken on certain film projects at Beacon. On year-to-date basis, EBITDA for the Entertainment segment increased by $3.1 million as compared with the first half of 1997. This increase is primarily attributable to the margin realized on the AIR FORCE ONE video release and the increase in Nuggets revenues as previously discussed.

     Capital expenditures for the Entertainment segment increased by $7.9 million and $16.0 million for the second quarter and first half of 1998 as compared to the same periods last year. This increase is due to capital expenditures incurred relating to the construction of the Pepsi Center, the new arena in downtown Denver to be owned and managed by the Arena Company.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash during the three months ended June 30, 1998 were cash from operating activities of $57.2 million and borrowings under OCC's credit facility of $21.0 million. Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth. Specifically, capital expenditures of $45.2 million were made by OCC for the continuing installation and conversion of on-demand systems and $16.5 million was expended by the Arena Company for construction costs at the Pepsi Center. In addition, $3.6 million of cash was invested by Beacon on films under development and to acquire rights for film properties.

     Long-term debt of the Company at June 30, 1998 consists primarily of the Company's Senior Secured Discount Notes (the "Senior Notes") totaling $134.5 million, and $154.0 million outstanding under OCC's Credit Facility. Based on borrowings at June 30, 1998, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $46.0 million of long-term financing under its credit facility, subject to certain covenant restrictions (see Note 6 of the Company's 1997 Consolidated Financial Statements). As discussed in Note 7 to the Company's unaudited Condensed Consolidated Financial Statements, the Arena Company issued and sold $139.8 million of non-recourse, long-term debt financing (the "Arena Notes") on July 29, 1998 for the purposes of financing the development and construction of the Pepsi Center.

     The Company's cash requirements through the remainder of 1998 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the development, production and/or acquisition of rights for motion pictures at Beacon, (iii) funding the operating requirements of Ascent and its subsidiaries, and (iv) the payment of interest under the Ascent credit facility, if such facility is utilized, and the OCC credit facility, and (v) funding the construction of the Pepsi Center. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service will be approximately $40.0 to $55.0 million during the remainder of 1998. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC credit facility. Beacon's cash requirements with respect to the funding of additional productions at Beacon will be dependent upon the number, nature and timing of the projects that the Company determines to pursue during the remainder of 1998. To fund Beacon's productions, the Company expects to utilize Beacon's domestic distribution agreement with Universal Pictures when appropriate, and/or pre-sell a portion of the international distribution rights to help fund motion picture costs. Currently, such cash requirements are anticipated to be approximately $15.0 million to $20.0 million through the remainder of 1998. The future expenditures for construction of the Pepsi Center will be funded through the proceeds of the Arena Notes as discussed in Note 7 to the Company's unaudited Condensed Consolidated Financial Statements. The Company's other long-term capital requirements may include ANS's participation in an upgrade of the NBC television affiliate network. ANS cash requirements, should it be awarded the NBC contract, may consist of capital expenditures of $30.0 to $35.0 million, commencing in late 1998 or 1999.

     Management of the Company believes that the available cash, cash flows from operating activities, and funds available under the Ascent credit facility and the OCC credit facility (see Note 6 of the Company's 1997 Notes to Consolidated Financial Statements), together with the proceeds from the Arena Notes will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements during 1998. However, it is the Company's expectation that cash flows from operations will be insufficient to cover planned capital expenditures during 1998 and 1999 and, accordingly, the Company determined that no cash interest would be payable on the Senior Notes until June 2003. Thereafter, the Company's ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon the future performance of the Company and, in particular, on the successful implementation of the Company's strategy, including conversion of the hotel rooms acquired in the acquisition of SpectraVision, Inc. to OCC's on-demand technology, the upgrade and expansion of OCC's technology and service offerings and the construction of the Pepsi Center in Denver, and the ability to attain significant and sustained growth in the Company's cash flow. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its long-term debt service obligations and working capital requirements. Based on the Company's current expectation with respect to its existing businesses, the Company does not expect to have cash flows after capital expenditures sufficient to repay all of the Senior Notes at maturity and, accordingly, may have to refinance the Senior Notes at or before their maturity. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to sell assets.

     As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT, (see
Note 2 of Notes to Condensed Consolidated Financial Statements) terminated the Corporate Agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. As a result, Ascent's financial leverage has increased and will increase in the future for numerous reasons, including the financing of the Pepsi Center (see Note 7 of the Company's unaudited Condensed Consolidated Financial Statements). In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution. Among the restrictions, Ascent was not allowed to sell, purchase or otherwise acquire stock or instruments which afford a person the right to acquire the stock of Ascent until July 1998 (see Note 2 of Notes to Condensed Consolidated Financial Statements). Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize tax benefits and will not receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during 1998 and thereafter.

INFORMATION SYSTEMS AND THE YEAR 2000

     The Company and its subsidiaries have developed plans to address the possible exposure related to the impact on its computer systems of the Year 2000. Key financial information and operational and product systems have been, and will continue to be assessed and plans have been developed to address the necessary systems modifications required by December 31, 1999.
Many of the Company's systems include new hardware and packaged software recently purchased from vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company will utilize both internal and external resources to reprogram, replace, and/or test all of its software for Year 2000 compliance, and the Company now expects to complete the project during the first half of 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations, or cash flows.

     In addition, the Company and its subsidiaries are in the process of communicating with others with whom they have significant business, including but not limited to suppliers and the hotel customers at OCC, to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


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

ASCENT ENTERTAINMENT GROUP, INC.

By:   /s/ DAVID A. HOLDEN
      David A. Holden
      Vice President, Finance and Controller
      (Principal Accounting Officer)

Date: August 14, 1998