Form 10-Q
period 1998-09-30
ASCENT ENTERTAINMENT GROUP INC
filed 1998-11-16
CIK 1002666

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 1998

                              or

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from N/A to N/A
                 Commission File Number 0-27192

                ASCENT ENTERTAINMENT GROUP, INC.
     (Exact name of registrant as specified in its charter)


            Delaware                           52-1930707
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

              1225 Seventeenth Street, Suite 1800
                    Denver, Colorado  80202
            (Address of principal executive office)

                         (303) 308-7000
      (Registrant's telephone number, including area code)

                  One Tabor Center, Suite 2800
                     1200 Seventeenth Street
                     Denver, Colorado  80202
          (Former address if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes X       No

     The number of shares outstanding of the Registrant's Common Stock as of September 30, 1998 was 29,755,600 shares.





PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
                       ASCENT ENTERTAINMENT GROUP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                             (In thousands)

                                           SEPTEMBER 30,        DECEMBER 31,
                                           1998                 1997
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $ 43,492             $ 25,250
  Receivables, net                            46,711               62,572
  Prepaid expenses                            18,086               15,876
  Income taxes receivable (Note 4)             2,076                8,212
  Deferred income taxes                          310                2,577
  Current portion of film inventory
    (Note 3)                                     703                8,628
  Other current assets                           862                1,462
                                            --------             --------
     Total current assets                    112,240              124,577
                                            --------             --------

Property and equipment, net                  372,563              336,859
Restricted cash investments (Note 5)         134,057                 --
Goodwill, net                                115,869              122,341
Franchise rights, net                         93,763               97,373
Film inventory, net (Note 3)                  20,346               17,442
Investments                                    4,735                5,979
Other assets, net                             27,273               34,413
                                            --------             --------

TOTAL ASSETS                                $880,846             $738,984
                                            --------             --------
                                            --------             --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $ 33,179             $ 24,202
  Deferred income                             35,948               48,004
  Other taxes payable                          8,305               10,657
  Accrued compensation                         9,304               13,480
  Accrued film participations                  8,254                1,274
  Income taxes payable                         1,945                2,213
  Other accrued liabilities                   25,479               16,965
                                            --------             --------

     Total current liabilities               122,414              116,795
                                            --------             --------

Long-term debt (Note 5)                      438,358              259,958
Other long-term liabilities                   45,806               37,448
Deferred income taxes                          1,648                1,917
                                            --------             --------

     TOTAL LIABILITIES                       608,226              416,118
                                            --------             --------

Minority interest                             86,846               95,168
Contingencies (Note 6)                          --                   --

STOCKHOLDERS' EQUITY:
  Preferred stock, par value
    $.01 per share, 5,000 shares
    authorized, none outstanding                --                   --
  Common stock, par value $.01
    per share, 60,000 shares
    authorized; 29,756 shares issued
    and outstanding                              297                  297
  Additional paid-in capital                 306,566              307,248
  Accumulated deficit                       (121,619)             (81,147)
  Other                                          530                1,300
                                            --------             --------
     Total stockholders' equity              185,774              227,698
                                            --------             --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $880,846             $738,984
                                            --------             --------
                                            --------             --------

See accompanying notes to these condensed unaudited consolidated financial statements.


                       ASCENT ENTERTAINMENT GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                      1998       1997        1998        1997
REVENUES                           $ 78,678    $141,034     $278,218   $318,714

OPERATING EXPENSES:
  Cost of services                   56,117     110,245      223,231    266,463
  Depreciation and amortization      27,625      25,141       81,825     75,689
  General and administrative          1,242       2,769        5,875      5,921
                                   --------    --------     --------   --------
     Total operating expenses        84,984     138,155      310,931    348,073
                                   --------    --------     --------   --------

Operating income (loss)              (6,306)      2,879      (32,713)   (29,359)

Other income, net                     1,787         390        2,593        789
Interest expense, net                (7,989)     (6,042)     (19,813)   (16,329)
Loss before taxes and minority
  Interest                          (12,508)     (2,773)     (49,933)   (44,899)
Income tax benefit (expense)          1,207      (1,223)       1,309      5,907
                                   --------    --------     --------   --------

Loss before minority interest       (11,301)     (3,996)     (48,624)   (38,992)
Minority interest in
  loss of subsidiaries, net
  of taxes                            1,729       2,635        8,154     10,237
                                   --------    --------     --------   --------

NET LOSS                           $ (9,572)   $ (1,361)    $(40,470)  $(28,755)
                                   --------    --------     --------   --------
                                   --------    --------     --------   --------

BASIC AND DILUTED NET
  LOSS PER COMMON SHARE            $   (.32)   $   (.04)    $  (1.36)  $   (.97)
                                   --------    --------     --------   --------
                                   --------    --------     --------   --------

Weighted average number of
  common shares outstanding          29,756      29,756       29,756     29,755
                                   --------    --------     --------   --------
                                   --------    --------     --------   --------

See accompanying notes to these condensed unaudited consolidated financial statements.


                     ASCENT ENTERTAINMENT GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            1998              1997
OPERATING ACTIVITIES:
  Net loss                                  $(40,470)         $(28,755)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Depreciation and amortization           81,825            75,689
      Amortization of film inventory          20,552            68,888
      Minority interest in losses
        of subsidiaries, net                  (8,154)          (10,237)
      Interest accretion on Senior
        Secured Notes                         11,565              --
      Changes in operating assets and
        liabilities                           32,781           (57,346)
      Other                                      984               129
                                            --------          --------
        Net cash provided by operating
          activities                          99,083            48,368
                                            --------          --------

INVESTING ACTIVITIES:
  Purchase of restricted cash
     investments                            (150,775)             --
  Sales of restricted cash investments        16,718              --
  Purchase of property and equipment        (104,099)          (68,293)
  Net expenditures for film production
     costs                                    (8,559)          (19,233)
  Proceeds from note receivable                2,003             2,189
  Proceeds from sale of investment               264             1,920
  Distributions from partnerships and
     joint ventures                             --                 505
                                            --------          --------

  Net cash used in investing activities     (244,448)          (82,912)
                                            --------          --------

FINANCING ACTIVITIES:
  Proceeds from borrowings under credit
     facilities                               27,000            49,000
  Net proceeds from issuance of Arena
     Notes                                   136,607              --
                                            --------          --------

  Net cash provided by financing
     activities                              163,607            49,000
                                            --------          --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                 18,242            14,456

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                   25,250             3,963
                                            --------          --------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                 $ 43,492          $ 18,419
                                            --------          --------
                                            --------          --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid, net of interest
     capitalized                            $  7,158          $ 11,454
                                            --------          --------
                                            --------          --------

  Income taxes paid                         $     79          $    262
                                            --------          --------
                                            --------          --------

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Reversal of accrual made in OCC
    purchase price allocation               $   --            $  3,000
                                            --------          --------
                                            --------          --------

See accompanying notes to these condensed unaudited consolidated financial statements.


                   ASCENT ENTERTAINMENT GROUP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                            (UNAUDITED)
                          (IN THOUSANDS)
                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                                1998          1997          1998         1997
Net loss                       $ (9,572)  $ (1,361)    $(40,470)    $(28,755)

Other comprehensive income
  (loss):
     Unrealized gain (loss)
        on securities            (1,698)       (92)      (1,185)         487
     Income tax (expense)
        benefit related
        to other comprehensive
        income                      594         32          415         (170)
                               --------   --------     --------     --------

     Other comprehensive income
        (loss), net of tax       (1,104)       (60)        (770)         317
                               --------   --------     --------     --------

Comprehensive Loss             $(10,676)  $ (1,421)    $(41,240)    $(28,438)
                               --------   --------     --------     --------
                               --------   --------     --------     --------

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

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Accordingly, the Company has included in these condensed consolidated statements, Condensed Consolidated Statements of Comprehensive Loss for the three and nine-month periods ended September 30, 1998 and 1997, respectively.

2.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Corporation ("OCC"), the Denver Nuggets Limited Partnership (the "Nuggets"), the Colorado Avalanche LLC (the "Avalanche"), Beacon Communications Corp. ("Beacon") and the Ascent Arena Company, LLC (the "Arena Company"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent was merged into Ascent and became an operating division of Ascent on May 30, 1997. Significant intercompany transactions have been eliminated.

     Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27,
1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control of Ascent. In addition, Ascent's relationship with COMSAT was governed by three agreements entered into in connection with the Offering, an Intercompany Services Agreement, a Corporate Agreement and a Tax Sharing Agreement.

     On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). As discussed in Note 14 to the Company's 1997 Consolidated Financial Statements, Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement in connection with the Distribution. In order to maintain the tax-free status of the Distribution, Ascent is subject to the numerous restrictions under the Distribution Agreement, including restrictions on the following activities: (i) Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the tax ruling documents related to the Distribution to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution; (ii) until July 1999, Ascent will not sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business; (iii) until July 1999, Ascent will not voluntarily dissolve or liquidate or engage in any merger, consolidation or other reorganization; (iv) until July 1999, Ascent will continue the active conduct of its ANS satellite distribution, service and maintenance business; and (v) until July 1999, Ascent will not unwind the merger of ANS with and into Ascent in any way.

     The restrictions noted in items (ii) through (v) above will be waived with respect to any particular transaction if (a) COMSAT or Ascent have obtained a ruling from the IRS in form and substance reasonably satisfactory to COMSAT that such transaction will not adversely affect the tax-free status of the Distribution, (b) COMSAT has determined in its sole discretion, exercised in good faith solely to preserve the tax-free status of the Distribution that such transaction could not reasonably be expected to have a material adverse effect on the tax-free status of Distribution, or (c) Ascent obtains an unqualified tax opinion in form and substance reasonably acceptable to COMSAT that such transaction will not disqualify the Distribution's tax-free status.

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

3.   FILM INVENTORY

     Film inventory consists of the following at September 30, 1998 and
December 31, 1997:
                                              1998             1997
                                                 (in thousands)
Films released, less amortization             $  7,988         $ 20,359
Films in process                                 8,841             --
Development                                      4,220            5,711
                                              --------         --------

   Total Film Inventory                       $ 21,049         $ 26,070
                                              --------         --------
                                              --------         --------

4.   RELATED PARTY TRANSACTIONS WITH COMSAT

     COMSAT provided administrative services to Ascent pursuant to an Intercompany Services Agreement (the "Services Agreement"). The Services Agreement, which was amended in December 1996 to reflect a reduced level of services to be provided effective January 1, 1997, was terminated on June 27, 1997 in connection with the Distribution. Total charges incurred under this agreement were approximately $173,333 for the nine-month period ended September 30, 1997.

     Through June 27, 1997, the date of the Distribution, Ascent was a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering (see note 2). Pursuant to the tax sharing agreement and the Tax Disaffiliation Agreement, taxes payable or receivable with respect to periods that Ascent was included in COMSAT's consolidated tax group are settled with COMSAT annually. At September 30, 1998 and December 31, 1997, Ascent's federal income tax receivable from COMSAT was $1,197,000 and $7,945,000, respectively. As a result of the Distribution (see note 2), the Company is no longer a part of COMSAT's consolidated tax group and, accordingly, may be unable to recognize tax benefits and will receive no cash payments from COMSAT for losses incurred subsequent to June 27, 1997.

5.   LONG-TERM DEBT

     Long-term debt consists of the following at September 30, 1998 and
December 31, 1997:
                                            1998              1997
                                                (in thousands)
Senior Secured Discount Notes, 11.875%,
   due 2004, net of unamortized discount
   of $86,477,000 and $98,042,000           $138,523          $126,958
OCC Credit Facility, variable rate,
   due 2002                                  160,000           133,000
Arena Notes, 6.94%, due 2019                 139,835              --
                                            --------          --------

     Total Long Term Debt                   $438,358          $259,958
                                            --------          --------
                                            --------          --------

     ARENA NOTES - On July 29, 1998, the Arena Company's beneficially owned trust, The Denver Arena Trust (the "Trust") issued and sold $139.8 million principal amount of 6.94% Arena Revenue Backed Notes (the "Arena Notes") due November 2019. The proceeds from the sale of the Arena Notes were used by the Trust to purchase from the Arena Company revenue contracts related to the naming rights, suite licensing and certain corporate sponsorships of the Arena Company, and the underlying rights related to such contracts (collectively, the "Revenue Rights"). The Arena Company will use the net proceeds together with equity investments and intercompany loans from the Company to fund the construction of a new arena in Denver, to be called the Pepsi Center. The Arena Notes are non-recourse to the Arena Company but the Arena Company is obligated to the noteholders to construct and operate the Pepsi Center. Should a payment default occur absent a default in the Arena Company's obligations to construct and operate the Pepsi Center, the noteholders will have no recourse to the assets of the Company. Conversely, the Revenue Rights are not available to the creditors of Ascent and/or the Arena Company. To secure the Arena Company's obligations to construct and operate the new arena, the Arena Company has pledged to the Trust substantially all of the Arena Company's assets, including the Pepsi Center itself. These assets, if necessary, could be pledged to a subsequent lender that agreed to an appropriate intercreditor agreement with the Trust.

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

     Pursuant to the Arena Notes,the Trust has established restricted cash investment accounts which, among other things, will receive proceeds from the Revenue Contracts, disburse funds for the development and construction of the Pepsi Center, disburse required principal and interest payments and establish debt service principal and interest reserve balances on behalf of the noteholders. The Arena Notes also provide that, if the aggregate cash available in these restricted cash accounts exceed the required principal, interest and other payments due, including the required construction funds and reserve balances, the balance of such excess cash available may be distributed to the Arena Company, subject to certain covenant restrictions. The proceeds from the offering of $139.8 million, net of issuance costs of $3.2 million, combined with initial deposits from certain corporate sponsorships of $5.0 million, deposits from suite licensing agreements of $5.9 million and additional advances from the Company of $1.6 million were used to purchase the restricted cash investments. Subsequently, the Trust has sold $16.7 million of such investments to fund the construction of the Arena.

     BANK CREDIT FACILITIES - The Company and OCC have separate bank credit facilities. The Ascent credit facility provides for borrowings up to $50.0 million through March 2000. The available borrowings will be permanently reduced thereafter in varying amounts through 2002 when the Ascent credit facility will terminate. The OCC credit facility provides for borrowings up to $200.0 million, matures in 2002 and, subject to certain conditions, can be renewed for an additional two years. Based on borrowings at September 30, 1998, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $40.0 million of long-term financing under the OCC credit facility, in each case, subject to certain covenant restrictions (see Note 6 of the Company's 1997 Consolidated Financial Statements).

     OTHER - On September 22, 1998, Beacon obtained a commitment letter from a bank to provide a secured credit facility of up to $145.0 million (the "Film credit facility"). The purpose of the Film credit facility is to finance two motion picture production loans for movies under production at
Beacon as of September 30, 1998.   The Film credit facility will be non-
recourse to Beacon, bear interest at the bank's prime rate or LIBOR +.875%, and will be secured by among other things, the movies themselves, distribution agreements with both foreign and domestic distributors and all proceeds from such distribution agreements. The closing of the Film credit facility is scheduled to occur in November, 1998. However, there can be no assurance that matters may not arise which could impact Beacon's ability to either close and/or obtain the Film credit facility on a timely basis. If Beacon is unable to obtain the Film credit facility, or should closing be delayed, Ascent may utilize existing cash balances or the Ascent credit facility to continue funding the production costs of the movies.

6.   CONTINGENCIES

     LITIGATION - On September 11, 1998, OCC reached an agreement with
LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10.8 million. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998 and expects to receive an additional two payments of approximately $3.95 million (net of expenses) in each of July 1999 and July 2000. OCC will be recognizing the additional royalty revenue as the cash payments are received.

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

     NBA COLLECTIVE BARGAINING - On September 15, 1995 the NBA Player's Association ("NBAPA") approved a NBA Collective Bargaining Agreement (the "CBA of 1995"), which was subsequently ratified by the NBA owners on September 18, 1995 and signed on July 11, 1996, retroactive to September 18, 1995. The CBA of 1995 provided for, among other things, establishing both maximum and minimum total team salaries to be paid to players based upon estimates of league revenues prior to the start of each season. The maximum team salary (the "Salary Cap") for each team for a particular season, subject to certain exceptions, was the greater of a predetermined dollar amount or 48.04% of the projected Basketball Related Income (as defined in the CBA of 1995) ("BRI") of all NBA teams, less league-wide benefits, divided by the number of NBA teams.

     Under the terms of the CBA of 1995, the NBA had the right to terminate the CBA of 1995 after the 1997/98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams exceeded 51.8% of projected BRI for the 1997/98 season. On March 23, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the CBA of 1995 effective as of June 30, 1998, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997/98 season would exceed 51.8% of the projected BRI. Effective July 1, 1998, the NBA terminated the CBA of 1995 and commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and NBAPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of November 13, 1998, no agreement has been reached. As a result of the lack of progress toward a new collective bargaining agreement, the NBA has announced the cancellation of scheduled regular season games through November 30, 1998. In addition, the NBA has stated that for each week following the end of October in which no agreement is reached, there will be an equal delay in the opening of the regular season. NBA teams, including the Nuggets, will refund amounts paid by season ticket holders (plus interest) relating to the ticket payments for the 1998/99 playing season for any games that are canceled as a result of the lockout.

     There can be no assurance that the NBA and the NBAPA will reach agreement on the new collective bargaining agreement. Given the fixed nature of many of its expenses, and given that the Nugget's operating revenues are almost entirely dependent on the NBA season, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of a lockout will have an adverse effect on the Company's results of operations as compared to the prior year's results of operations. Further, in the event that the NBA and the NBAPA agree to a new collective bargaining agreement or the lockout ends, there can be no assurance that the NBA and the NBAPA will not experience labor relations difficulties in the future or significantly increased player salaries, which could have an adverse effect on the Company's financial condition or results of operations.

7.   NEW ACCOUNTING PRONOUNCEMENTS

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
CONDITION AND RESULTS OF OPERATIONS

GENERAL:

     Certain of the statements in this report are forward-looking and relate to anticipated future events and operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the Company has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results. Accordingly, the following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and notes thereto included in this filing, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1997 Annual Report on Form 10-K, as previously filed with the Commission.

SEASONALITY, VARIABILITY AND OTHER:

     The Company's businesses are subject to the effects of both seasonality and variability. Consequently, the operating results for the quarter ended September 30, 1998 for each segment and line of business, and for the Company as a whole, are not necessarily indicative of the results for the full year.

     The MultiMedia Distribution segment revenues, and primarily those of OCC, are influenced principally by hotel occupancy rates, the "buy rate" or percentage of occupied rooms at hotels that buy movies or other services at the property and the price of the movie or service. Occupancy rates vary by property based on the property's location, competitive position within its marketplace, seasonal factors, and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion picture or services available at the hotel and the guests' other
entertainment alternatives.   Higher revenues are generally realized during
the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates.

     The Entertainment segment revenues are influenced by various factors. Revenues for the Nuggets and Avalanche correspond to the NBA and NHL playing seasons, which extend from the fall to late spring depending on the extent of each team's post-season playoff participation. Accordingly, the Company realizes the vast majority of its revenues from the Nuggets and the Avalanche during such period. Specifically, the Avalanche were involved in one playoff round in 1998 as compared to three rounds of playoffs in 1997 and, accordingly, the Avalanche's revenues decreased during the nine months ended September 30, 1998 as compared to the same period in 1997. Conversely, Beacon's revenues fluctuate based upon the delivery and/or availability of the films it produces, the timing of theatrical and home video releases and
seasonal consumer purchasing behavior.   Release and delivery dates for
theatrical products are determined by several factors, including the distributor's schedule, the timing of vacation and holiday periods and
competition in the market.   Specifically, Beacon released and delivered AIR
FORCE ONE and A THOUSAND ACRES in the third quarter of 1997 and had no movie releases during the third quarter of 1998. Beacon currently has no movie releases planned for the remainder of 1998. In addition, the operating results for the fourth quarter of 1998 as compared to the same period in 1997 will be impacted by the current NBA lockout.

     Furthermore, Beacon's operating results are significantly affected by accounting policies required for the film and entertainment industry and management's estimates of the ultimate realizable value of its films. Production advances received prior to the delivery or completion of a film are treated and recorded as deferred income and are generally recognized as revenues on the date the film is delivered or made available for delivery. The Company generally capitalizes all costs incurred to produce a film. Such costs include the acquisition of story rights, the development of stories, the direct costs of production, print and advertising costs, production overhead and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period under the individual film forecast method which uses the ratio that the current period's gross revenues from all sources for the film bear to management's estimate of anticipated total gross revenues for such film from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular film, which had been expected to yield greater future revenues, a write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result and could be material.

ANALYSIS OF OPERATIONS

CONSOLIDATED OPERATONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues for the third quarter of 1998 were $78.7 million, a decrease of $62.3 million or 44.2%, as compared to $141.0 million in revenues for the third quarter of 1997. While revenues at OCC increased by $6.0 million within the Multimedia Distribution segment, the Entertainment segment experienced a $68.8 million decrease in revenues due to certain non-recurring events that occurred during the third quarter of 1997. The increase in revenues at OCC is primarily attributable to the receipt of the first of three royalty payments due from LodgeNet (see Note 6 of the Company's unaudited condensed and consolidated financial statements). OCC received the first royalty payment of approximately $2.9 million (net of expenses) in September 1998. In addition, OCC realized increased revenues due to increases in its on-demand movie business from new hotel installations, continued conversions of hotels served by SpectraVision equipment to On Command equipment and improved buy rates in its core movie product, partially
offset by a decline in equipment sales.   The decrease in revenues in the
Entertainment segment is primarily attributable to a decrease in revenues of
$68.7 million at Beacon.   During the third quarter of 1997, Beacon recognized
revenues of $68.1 million from the theatrical release and delivery of the motion picture AIR FORCE ONE, $6.7 million in revenues from the delivery of the motion picture A THOUSAND ACRES, and minimal revenues from prior movie
releases.   In contrast, during the third quarter of 1998, Beacon had no pictures released or delivered and generated $6.8 million in revenues from prior movie releases, primarily AIR FORCE ONE.

     Cost of services for the third quarter of 1998 were $56.1 million, a decrease of $ 54.1 million or 49.1%, as compared to $110.2 million in cost of services for the third quarter of 1997. This decrease is attributable to a decrease in film amortization costs of $53.4 million at Beacon primarily associated with AIR FORCE ONE, decreased reserves taken on certain film projects at Beacon and decreased costs at the Nuggets which are attributable to the non-recurrence of certain player contract terminations and cost
savings attributable to the current NBA lockout.   The decreases in costs of
services were partially offset by higher costs at OCC which are primarily attributable to an increase in hotel commission and free-to-guest expenses, both associated with the increase in room revenues, and an increase in marketing and program management costs. These expense increases at OCC were partially offset by a decline in equipment cost of sales.

     Depreciation and amortization for the third quarter of 1998 was $27.6 million, an increase of $2.5 million or 10.0%, as compared to $25.1 million in depreciation and amortization for the third quarter of 1997. This increase is attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation.

     General and administrative expenses for the third quarter of 1998 were $1.2 million, a decrease of $1.6 million as compared to $2.8 million in general and administrative expenses in the third quarter of 1997. This decrease in operating costs at Ascent corporate is primarily attributable to the reduction in expense associated with the Company's stock appreciation rights from the decline in the value of the Company's common stock at September 30, 1998.

     Other income increased by $1.4 million in the third quarter of 1998 as compared to the same period last year. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

     Interest expense increased $1.9 million in the third quarter of 1998 as compared to the third quarter of 1997. This increase is attributable to additional borrowings incurred during the fourth quarter of 1997 and for the nine months ended September 30, 1998 combined with an increase in borrowing costs at Ascent, primarily those costs related to the issuance of the Company's 11.875% Senior Secured Discount Notes in December 1997.

     The Company recorded a $1.2 million income tax benefit in the third quarter of 1998 as compared to an income tax expense of $1.2 million in the third quarter of 1997. The 1998 benefit reflects an additional tax payment to be received from COMSAT pursuant to the tax disaffiliation agreement with COMSAT. During the third quarter of 1997, income tax expense was recorded to appropriately reflect the Company's consolidated net deferred tax liabilities following the Distribution. Prior to the Distribution on June 27, 1997, the Company was able to recognize tax benefits from its taxable losses as a result of a tax sharing agreement with COMSAT so long as Ascent was a member of the consolidated tax group of COMSAT. During the third quarter of 1998, the Company and the members of its consolidated tax group recognized no tax benefit from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.

     Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues for the nine months ended September 30, 1998 were $278.2 million, a decrease of $40.5 million or 12.7%, as compared to $318.7 million
in revenues for the nine months ended September 30, 1997.   This decrease is
attributable to a $55.4 million decrease in revenues within the Entertainment segment offset by a $14.9 million increase in revenues at OCC within the Multimedia Distribution segment. The increase in revenues at OCC is primarily attributable to increases in its on-demand movie business from new hotel installations, continued conversions of SpectraVision equipment to OCC equipment and strong buy rates in its core movie product, the non-recurrence of the interruption in satellite service to a number of SpectraVision hotels which occurred during the first quarter of 1997, and the receipt of the LodgeNet royalty payment. The decrease in revenues in the Entertainment segment is primarily attributable to a decrease in revenues of $59.8 million at Beacon, partially offset by increased revenues from the Nuggets and Avalanche. During the nine months ended September 30, 1997, Beacon recognized revenues of $68.1 million from the release and delivery of the motion picture AIR FORCE ONE, $6.7 million in revenues from the delivery of the motion picture A THOUSAND ACRES and $7.1 million in revenues from the delivery of PLAYING GOD to its domestic distributor. In contrast, during the nine months ended September 30, 1998, Beacon has recognized $18.4 million in revenues from AIR FORCE ONE and $5.3 million from prior movie releases.
During the nine months ended September 30, 1998, the Nuggets realized increased distributions from the NBA's national television contract and an increase in distributions under their regional broadcasting agreement with Fox Sports
Rocky Mountain ("Fox Sports"). While the Avalanche realized increased revenues from regular season ticket and sponsorship sales, the receipt of NHL expansion proceeds and increased revenues from their regional broadcasting agreement with Fox Sports, these increases were substantially offset by a decline in playoff revenues of $4.4 million. During the second quarter of 1998,the Avalanche had 5 fewer home playoff games as a result of playing only one playoff round as compared to three rounds of playoffs in 1997.

     Cost of services for the nine months ended September 30, 1998 were $223.2 million, a decrease of $43.3 million or 16.2%, as compared to $266.5 million in cost of services for the nine months ended September 30, 1997. This decrease is attributable to a decrease in film amortization costs of $47.4 million at Beacon, primarily associated with AIR FORCE ONE, a reduction in reserves taken on certain film projects at Beacon, and lower operating costs at the Nuggets (primarily the non-recurrence of certain player contract
termination costs and NBA lockout cost savings).   Partially offsetting these
decreases in cost of services are increased operating costs at both the Avalanche (principally player salaries) and OCC. OCC has experienced an increase in hotel commissions and free-to-guest expenses, both associated with the increase in room revenue, and increased expenditures in research and development and costs related to new products and initiatives. Partially offsetting these increased costs at OCC is a decline in certain non-recurring costs. Specifically, these non-recurring costs include costs associated with the termination of satellite movie service related to SpectraVision rooms and the non-recurrence of costs associated with the interruption of satellite service which occurred during the first quarter of 1997.

     Depreciation and amortization for the nine months ended September 30, 1998 was $81.8 million, an increase of $6.1 million or 8.1%, as compared to $75.7 million in depreciation and amortization for the nine months ended September 30, 1997. This increase is attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation.

     General and administrative expenses for the nine months ended September 30, 1998 were $5.9 million, as compared to $5.9 million in general and administrative expenses for the nine months ended September 30, 1997. While compensation costs have increased in 1998 and the year-to-date results for 1997 reflect a favorable expense settlement, these increases have been offset by the reduction in expense associated with the Company's stock appreciation rights and the non-recurrence of charges from COMSAT and costs associated with the Distribution.

     Other income increased by $1.8 million in the nine months ended September 30, 1998 as compared to the same period last year. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

     Interest expense increased by $3.5 million during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase is attributable to additional borrowings incurred during the fourth quarter of 1997 and the nine months ended September 30, 1998 combined with an increase in borrowing costs at Ascent, primarily those costs related to the issuance of the Company's 11.875% Senior Secured Discount Notes in December 1997.

     The Company recorded a $1.3 million income tax benefit during the nine months ended September 30, 1998 as compared to an income tax benefit of $5.9 million during the nine months ended September 30, 1997. Prior to the Distribution on June 27, 1997, the Company was able to recognize tax benefits from its taxable losses as a result of a tax sharing agreement with COMSAT so long as Ascent was a member of the consolidated tax group of COMSAT. The benefit recorded in 1998 is primarily attributable to an additional tax payment to be received from COMSAT pursuant to the tax disaffiliation agreement with COMSAT. During the nine months ended September 30, 1998, the Company and the members of its consolidated tax group recognized no tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration.

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

SEGMENT OPERATING RESULTS

   As discussed in Note 13 to the Company's 1997 Consolidated Financial
Statements, Ascent reports operating results in two segments: Multimedia
Distribution and Entertainment. Results by segment and certain information regarding the number of guest-pay rooms at OCC are as follows:

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                1998          1997         1998       1997

INCOME STATEMENT DATA:                       (dollars in millions)
Revenues:
  Multimedia Distribution       $ 68.6        $ 62.1        $195.3    $180.4
  Entertainment                   10.1          78.9          82.9     138.3
                                ------        ------        ------    ------
       Total Revenues           $ 78.7        $141.0        $278.2    $318.7
                                ------        ------        ------    ------
                                ------        ------        ------    ------

Operating Income (Loss):
  Multimedia Distribution       $ (0.9)       $ (3.2)       $(10.8)   $(16.4)
  Entertainment                   (4.1)          8.9         (16.0)     (7.1)
  General & Administrative        (1.3)         (2.8)         (5.9)     (5.9)
                                ------        ------        ------    ------
      Total Operating
         Income (Loss)          $ (6.3)       $  2.9        $(32.7)   $(29.4)
                                ------        ------        ------    ------
                                ------        ------        ------    ------

OTHER DATA:

EBITDA (1):
  Multimedia Distribution       $ 23.8        $ 19.0        $ 62.1    $ 49.3
  Entertainment                   (1.3)         11.8          (7.1)      2.9
  General & Administrative        (1.2)         (2.8)         (5.9)     (5.9)
                                ------        ------        ------    ------
       Total EBITDA             $ 21.3        $ 28.0        $ 49.1    $ 46.3
                                ------        ------        ------    ------
                                ------        ------        ------    ------

Capital Expenditures:
  Multimedia Distribution       $ 20.4        $ 22.4        $ 66.6    $ 66.9
  Entertainment                   21.0            .8          37.5       1.4
                                ------        ------        ------    ------
       Total Capital
          Expenditures          $ 41.4        $ 23.2        $104.1    $ 68.3
                                ------        ------        ------    ------
                                ------        ------        ------    ------

ROOM DATA:
  Number of Guest-Pay rooms
     (at end of period):
  On-Demand                                              815,000     749,000
  Schedule only                                          106,000     123,000
                                                         -------     -------
       Total Guest-Pay rooms                             921,000     872,000
                                                         -------     -------
                                                         -------     -------


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

MULTIMEDIA DISTRIBUTION

     The Multimedia Distribution segment includes the results of OCC and ANS. The segment's third quarter revenues for 1998 increased $6.5 million, or
10.5% over last year's third quarter.   Year-to-date revenues for the
Multimedia Distribution segment increased $14.9 million over the first nine
months of 1997.   OCC's revenues grew $6.0 million and $14.3 million during
the third quarter of 1998 and first nine months of 1998 respectively. These increases are primarily attributable to increases in its on-demand movie business from new hotel installations, continued conversions of hotels served by SpectraVision equipment to OCC equipment and strong buy rates in its core movie product, the non-recurrence of the satellite outage experienced at SpectraVision properties during the first quarter 1997 and the receipt of the LodgeNet royalty payment. ANS' revenues for the third quarter of 1998 and nine months ended September 30, 1998 were similar to the comparable periods in 1997.

     Operating losses for this segment decreased by $2.3 million over last year's third quarter. Year-to-date operating losses decreased by $5.6 million over the nine months ended September 30, 1997. The decrease in the operating loss during the third quarter of 1998 is attributable to the LodgeNet royalty payment and increased revenues discussed above, partially offset by an increase in both depreciation and interest expense from the continuing capital investment in hotel installation and conversions that have been partially financed through increased borrowings under OCC's credit facility. The operating losses at OCC for the first nine months of 1997 were impacted on January 11, 1997 by the loss of communication with a satellite, which delivered pay-per-view programming to certain SpectraVision properties. While service was restored to all affected hotels within a month, the loss of revenue and costs associated with this loss of service resulted in a decrease in operating income of approximately $3.0 million during the first quarter of 1997.

     EBITDA for the Multimedia Distribution segment increased by $4.8 million and $12.8 for the third quarter and first nine months of 1998 respectively, as compared to the same periods last year. The increase in EBITDA in the third quarter of 1998 is attributable to the increase in revenues at OCC in the third quarter of 1998 as compared to 1997, and principally, the LodgeNet royalty payment. As discussed above, the increase in EBITDA in the first nine months of 1998 is primarily attributable to the increase in OCC revenues for the first nine months of 1998 as compared to 1997, including the receipt of the LodgeNet royalty payment, and the non-recurrence of the satellite failure that occurred during the first quarter of 1997.

     Capital expenditures for the segment decreased by $2.0 million and $.3 million during the third quarter and first nine months of 1998 as compared to the same periods last year. The decrease in capital expenditures in the third quarter of 1998 as compared to 1997 is primarily attributable to a decrease in the number of conversions of hotels served by SpectraVision equipment to OCC equipment.


ENTERTAINMENT

     The Entertainment segment includes the results of the Nuggets, the Avalanche, the Arena Company and Beacon. Revenues of the Entertainment segment for the third quarter of 1998 decreased by $68.8 million over the same quarter last year. The decrease in revenues in the Entertainment segment in the third quarter is primarily attributable to a decrease in revenues of
$68.7 million at Beacon.   During the third quarter of 1997, Beacon recognized
revenues of $68.1 million from the theatrical release and delivery of the motion picture AIR FORCE ONE, $6.7 million in revenues from the delivery of the motion picture A THOUSAND ACRES, and minimal revenues from prior movie
releases.   During the third quarter of 1998, Beacon had no pictures released or delivered and generated $6.8 million in revenues from prior movie releases, primarily Air Force One. Year to date revenues for the Entertainment segment decreased $55.4 million over the first nine months of 1997. This decrease in revenues is primarily attributable to a decrease in revenues at Beacon of $59.8 million offset by increased revenues at the Nuggets of $2.7 million. During the nine months ended September 30, 1997, Beacon generated revenues of $74.8 million from the release and delivery of the motion pictures AIR FORCE ONE and A THOUSAND ACRES and revenues of $7.1 million from the delivery of the motion picture PLAYING GOD to its domestic distributors. During the nine months ended September 30, 1998, Beacon has recognized $18.4 million in revenues from AIR FORCE ONE and $5.3 million from prior movie releases. Year to date revenues for the Nuggets have increased from improvements in distributions from the NBA national television contract and increased revenues from their regional broadcasting agreement with Fox Sports. While the Avalanche realized increased revenues from regular season ticket and sponsorship sales, the receipt of NHL expansion proceeds, and increased revenues from their regional broadcasting agreement with Fox
Sports, these increases were substantially off set by a decline in playoff revenues of $4.4 million. During the second quarter of 1998, the Avalanche had 5 fewer home playoff games as a result of playing in only one playoff round as compared to three rounds of playoffs in 1997.

     Operating losses for this segment increased by $13.0 million during the third quarter of 1998, as compared to the same period last year. This decline for the quarter is primarily attributable to the decline in revenues from AIR FORCE ONE. The year-to-date operating loss for this segment has increased by $8.9 million as compared to the first nine months of 1997. This year-to-date decline in 1998 is attributable to the revenue decrease at Beacon and the reduced playoff margin from the Avalanche, partially offset by increased revenues at the Nuggets and a reduction in player amortization costs at the Avalanche.

     EBITDA for the Entertainment segment decreased by $13.1 million for the third quarter of 1998 as compared to the same period last year. This decrease primarily reflects the reduction in AIR FORCE ONE revenues. On year-to-date basis, EBITDA for the Entertainment segment decreased by $10.0 million as compared with the nine months ended September 30, 1997. This decrease is primarily attributable to the revenue decrease on AIR FORCE ONE, the Avalanche's reduction in playoff games, offset by the increase in Nuggets revenues as previously discussed.

     Capital expenditures for the Entertainment segment increased by $20.2 million and $36.1 million for the third quarter and first nine months of 1998 as compared to the same periods last year. This increase is due to the capital expenditures incurred relating to the construction of the Pepsi Center, the new arena in downtown Denver to be owned and managed by the Arena Company, on which construction commenced in November, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of cash and cash equivalents during the nine months ended September 30, 1998 were cash from operating activities of $99.1 million, borrowings under OCC's credit facility of $27.0 million and the collection of $2.0 million on notes and other long-term receivables. In addition, while the Company generated net cash proceeds from the Arena Note offering of $136.6 million, this cash was invested in restricted cash investment accounts pursuant to the Trust agreement. (See Note 5 of the Company's unaudited condensed consolidated financial statements.) Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth. Specifically, capital expenditures of $64.8 million were made by OCC primarily for the continuing installation and conversion of on-demand systems and $35.9 million was expended by the Arena Company for construction costs at the Pepsi Center. In addition, $8.6 million of cash was invested by Beacon on films under production and development and to acquire rights for film development properties. Cash and cash equivalents have increased by $18.2 million since year-end 1997 to $43.5 million at September 30, 1998. Included in cash and cash equivalents at September 30, 1998 is $31.4 million of cash received by the Avalanche and the Nuggets primarily relating to ticket sales for their 1998/1999 playing seasons.

     Long-term debt of the Company at September 30, 1998 consists primarily of the Company's Senior Secured Discount Notes (the "Senior Notes") totaling $138.5 million, $160.0 million outstanding under OCC's credit facility and $139.8 million outstanding on the non-recourse Arena Notes (see Note 5 of the Company's unaudited condensed consolidated financial statements).

     The Company's cash requirements through the remainder of 1998 and during 1999 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the construction costs of the Pepsi Center, (iii) funding the development, production and/or acquisition of rights for motion pictures at Beacon, (iv) funding the operating requirements of Ascent and its subsidiaries, (v) the payment of interest under the Ascent credit facility, if such facility is utilized, and the OCC credit facility, and (vi) the payment of interest and principal due under the Arena Notes. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service will be approximately $20.0 to $30.0 million during the remainder of 1998 and may be approximately $70.0 to $90.0 million in 1999. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC credit facility. The future expenditures for construction of the Pepsi Center will be funded from the restricted cash investments purchased with the proceeds of the Arena Notes. To fund Beacon's current movie productions, the Company expects to finance the production costs through a Film credit facility with a bank, (see Note 5 of the Company's unaudited condensed consolidated financial statements). Currently, cash requirements with respect to the two movies in production are anticipated to be approximately $8.0 to $10.0 million through the remainder of 1998.
Assuming the timely closing of the Film credit facility during the fourth quarter of 1998, Beacon will obtain cash proceeds of approximately $6.0 million representing the repayment of certain costs advanced by Beacon on these movies prior to closing. The closing of the Film credit facility is scheduled to occur in November, 1998. However, there can be no assurance that matters may not arise which could impact Beacon's ability to either close and/or obtain the Film credit facility on a timely basis. If Beacon is unable to obtain the Film credit facility, or should closing be delayed, Ascent may utilize existing cash balances or the Ascent credit facility to continue funding the production costs of the movies. Beacon's cash requirements with respect to the funding of additional productions will be dependent upon the number, nature and timing of the projects that the Company determines to pursue during the remainder of 1998 and 1999. To fund future Beacon productions, the Company expects to enter into additional non-recourse film credit facilities, utilize Beacon's domestic distribution agreement with Universal Pictures when appropriate and/or pre-sell a portion of the international distribution rights to help fund motion picture costs. The Company's other long-term capital requirements may include ANS's participation in a full digital upgrade of the NBC television affiliate network. Specifically, the Company is currently in discussions with NBC regarding a renewal or extension of the current NBC agreement, which is scheduled to expire in December 1999. In addition, ANS recently provided NBC a proposal for the full digital upgrade. No assurance can be provided that the NBC contract will be renewed or extended, or that such renewal or extension will be on terms favorable to ANS, or that ANS will be awarded the
full digital upgrade engagement.   However, the Company does not anticipate
that the full digital upgrade engagement, should it be awarded to ANS, would commence until the year 2000 or later.

     Management of the Company believes that the available cash, cash flows from operating activities, and funds available under the Ascent credit facility and the OCC credit facility (see Note 6 of the Company's 1997 Notes to Consolidated Financial Statements), together with the restricted cash investments purchased with the proceeds from the Arena Notes will be sufficient for the Company and its subsidiaries to satisfy their growth and
finance working capital requirements during 1998 and 1999.   However, it is
the Company's expectation that cash flows from operations will be insufficient to cover planned capital expenditures during 1998 and 1999 and, accordingly, the Company determined that no cash interest would be payable on the Senior Notes until June 2003. Thereafter, the Company's ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon the future performance of the Company and, in particular, on the successful implementation of the Company's strategy, including conversion of the hotel rooms acquired in the acquisition of SpectraVision, Inc. to OCC's on-demand technology, the upgrade and expansion of OCC's technology and service offerings, the construction of the Pepsi Center in Denver, and the ability to attain significant and sustained growth in the Company's cash flow. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its long-term debt service obligations
and working capital requirements.   Based on the Company's current
expectation with respect to its existing businesses, the Company does not expect to have cash flows after capital expenditures sufficient to repay all of the Senior Notes at maturity and, accordingly, may have to refinance the Senior Notes at or before their maturity. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to sell assets.

     As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT, (see
Note 2 of Notes to Condensed Consolidated Financial Statements) terminated the Corporate Agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. As a result, Ascent's financial leverage has increased and will increase in the future for numerous reasons. In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution. Among the restrictions, Ascent is not allowed to sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business until July 1999 (see Note 2 of Notes to Condensed Consolidated Financial Statements). Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize tax benefits and will not receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during 1998 and thereafter.

INFORMATION SYSTEMS AND THE YEAR 2000

     GENERAL - The Year 2000 issue is the result of certain computer programs and firmware having been developed using two digits rather than four digits to define the application year, such that computer programs that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for the Company and its subsidiaries and their customers who rely on their products.

     The Company and its subsidiaries are actively engaged, but have not yet completed, reviewing, correcting and testing all of their Year 2000 compliance issues. Based on the current review and remediation, the primary Year 2000 compliance issue facing the Company is that OCC will be required to modify or replace some of its internally developed information technology software products. OCC utilizes embedded technology in all of its hotel system design. OCC's engineering department has completed the majority of its evaluation process and is currently developing solutions to this and other Year 2000 issues affecting its hotel systems. In addition, both OCC and the Company's other subsidiaries have determined that they will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications to its products and third-party software and the replacement of non-compatible hardware, the Year 2000 issue will not pose significant operational problems for the Company's subsidiaries or its customers.

     The Company and its subsidiaries are currently on schedule to complete all Year 2000 issues by June 1999. However, if such modifications and replacements are not made, or completed timely, the Year 2000 issue could have a material impact on the Company, its subsidiaries and their customers.

     COSTS - The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's consolidated financial position. The total cost to address the various Year 2000 issues is estimated to be less than $1.5 million. The total amount expended on Year 2000 through September 30, 1998 was approximately $250,000. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions, including third parties' Year 2000 readiness and other factors.

     RISKS - The Company has and will continue to have communications with its significant suppliers and customers to determine the extent to which the Company may be vulnerable in the event that those parties fail to address their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical system interfaces, as the year 2000 approaches. Specifically, there is some unknown level of risk at OCC with respect to its hotel customers and conditions that would make a hotel unable to register guests which, in turn, could affect OCC's revenue. A large number of OCC's systems are interfaced with the hotel's property management system. If this interface fails, all movie charges would require manual processing. Processes to perform manual processing are in place in all of OCC's customers' hotels and are occasionally utilized at times when the property management system interface is not functioning. This typically causes a slightly higher number of lost charges, which could be material if applied to a large number of hotel customers.

     CONTINGENCY PLANS - While the Company has not completed a formal contingency plan for the Year 2000 problem, it has evaluated several anticipated scenarios for failures affecting its critical business systems, including third-party hotel systems which could impact OCC as discussed above. Currently, it is OCC's opinion that any of the potential scenarios can be managed by manual means, although less efficient, while the necessary corrective actions are taken. However, there can be no guarantee that the systems of third parties on which the Company and its subsidiaries rely will be corrected in a timely manner, that manual processing of OCC movie charges would be accomplished, or that the failure to properly convert by another company would not have a material adverse effect on the Company or its subsidiaries.


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

ASCENT ENTERTAINMENT GROUP, INC.

By:/s/ David A. Holden
----------------------
      David A. Holden
      Vice President, Finance and Controller
      (Principal Accounting Officer)

Date:   November 16, 1998