Form 10-K405
period 1998-12-31
ASCENT ENTERTAINMENT GROUP INC
filed 1999-03-29
CIK 1002666

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT  OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO. 0-27192

                        ASCENT ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                  52-1930707
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                      1225 Seventeenth Street, Suite 1800
                            Denver, Colorado  80202
             (Address and Zip Code of principal executive offices)

              Registrant's telephone number, including area code:
                                (303) 308-7000

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class              Name of Each Exchange on which
          -------------------              ------------------------------
                                           Registered
                                           ----------
          Common Stock, par value $.01     NASDAQ National Market.

          11 7/8% Senior Secured Discount
          Notes Due 2004                   None.

          Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X]  Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the Registrant was $302,212,751 based on a price of $10.1565 per share, which was the average of the bid and asked prices of such stock on March 15, 1999, as reported on the NASDAQ National Market reporting system.

     29,755,600 shares of Common Stock were outstanding on March 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement with respect to its annual meeting of stockholders is incorporated herein to Part III of this document by reference.

                               TABLE OF CONTENTS

                                                                    Page

Part I
Item 1.     Business..............................................   4
            General Information...................................   4
            Multimedia Distribution...............................   5
            On Command Corporation................................   5
            General...............................................   5
            OCC Operating and Growth Strategy.....................   6
            Services and Products.................................   6
            Technology............................................   8
            Sales and Marketing...................................   8
            Installation and Service Operations...................   9
            Hotel Contracts.......................................   9
            Suppliers.............................................   9
            Competition...........................................  10
            International Markets.................................  11
            Investment in OCC.....................................  11
            Entertainment.........................................  11
            Colorado Avalanche and Denver Nuggets.................  11
            General...............................................  11
            Sources of Revenue....................................  12
            Ticket Sales..........................................  12
            Television, Cable and Radio Broadcasting..............  13
            Sponsorships..........................................  13
            Other Sources.........................................  13
            NBA and NHL Governance................................  14
            Collective Bargaining.................................  14
            Competition...........................................  15
            Broadcast Operations..................................  15
            The Pepsi Center......................................  15
            Network Services......................................  17
            Ascent Network Services...............................  17
            Discontinued Operations...............................  17
            Regulation............................................  18
            Patents Trademarks and Copyrights.....................  18
            Employees.............................................  18
Item 2.     Properties............................................  18
Item 3.     Legal Proceedings.....................................  19
Item 4.     Submission of Matters to a Vote of Security Holders...  19

Executive Officers of the Registrant..............................  19

Part II
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters...................................  21
Item 6.     Selected Financial Data...............................  22
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................  24
Item 7A.    Qualitative and Quantitative Disclosures about
            Market Risk...........................................  35
Item 8.     Financial Statements and Supplementary Data...........  36
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...................  61


Part III
Item 10.    Directors and Executive Officers of the Registrant....  61
Item 11.    Executive Compensation................................  61
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management............................................  61
Item 13.    Certain Relationships and Related Transactions........  61
Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..............................................  61

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

ITEM 1.  BUSINESS


                              GENERAL INFORMATION

       Ascent Entertainment Group, Inc. ("Ascent" or the "Company") operates diversified media and entertainment production and distribution businesses characterized by well-known franchises. The Company conducts its business in three reportable segments, Multimedia Distribution, Entertainment and Network Services. In the Company's Multimedia Distribution segment, the Company's approximately 57% owned publicly traded subsidiary, On Command Corporation ("On Command" or "OCC"), is the leading provider (by number of hotel rooms served) of in-room on-demand video entertainment and information services to the domestic
lodging industry.   The Company's Entertainment segment is comprised of two
professional sports franchises - the National Hockey League ("NHL") Colorado Avalanche (the "Avalanche") and the National Basketball Association ("NBA") Denver Nuggets (the "Nuggets") and the Pepsi Center, a new state-of-the-art sports and entertainment center in downtown Denver that the Company is constructing through its subsidiary Ascent Arena Company, LLC. The Company believes that the construction of the Pepsi Center will enhance the asset value of its sports franchises, allow the Company to take advantage of the growing popularity of the NHL and NBA, and augment the revenues and operating cash flows of the two sports franchises. The Pepsi Center is scheduled to be completed by the fall of 1999 and available for use in the 1999-2000 NHL and NBA seasons. The Company's Network Services segment is comprised of the Company's Ascent Network Services ("ANS") division. ANS is the primary provider of satellite distribution support services that link the National Broadcasting Company ("NBC") television network with 181 of its affiliated stations nationwide. Finally, on January 20, 1999, the Company sold a 90% interest in its subsidiary Beacon Communications, LLC, the successor in interest to Beacon Communications Corp. ("Beacon"), an independent motion picture and television production company whose most recently produced films include AIR FORCE ONE, A THOUSAND ACRES and PLAYING GOD, to an investment group which included Armyan Bernstein, Beacon's Chief Executive Officer. The Company began accounting for Beacon as a discontinued operation as of December 31, 1998. (See Note 2 to the Company's Consolidated Financial Statements).

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

       In connection with the Offering, the Company and COMSAT entered into a Services Agreement, pursuant to which COMSAT provided certain services to the Company; a Corporate Agreement, which provided COMSAT with certain control rights, including with respect to the Company's board of directors, equity securities, and Certificate of Incorporation and Bylaws; and a Tax Sharing Agreement related to the treatment of Ascent as part of

COMSAT's consolidated tax group (See Note 13 to the 1998 Consolidated Financial Statements).

       On June 27, 1997, COMSAT consummated the distribution of all of its ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution") pursuant to a Distribution Agreement dated June 3, 1997, between Ascent and COMSAT. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement terminated the Corporate Agreement, the Tax Sharing Agreement and the Services Agreement. In addition, pursuant to the Distribution Agreement, certain restrictions were put into place to protect the tax-free status of the Distribution. Among the restrictions, Ascent was not allowed to issue, sell, purchase or otherwise acquire stock or instruments which afford a person the right to acquire the stock of Ascent until July 1998. Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize future tax benefits and will not receive cash payments from COMSAT resulting from Ascent's operating losses in 1998 and anticipated operating losses thereafter. (See Note 13 to the 1998 Consolidated Financial Statements.)

                            MULTIMEDIA DISTRIBUTION


                             On Command Corporation

General

       OCC is the leading provider (by number of hotel rooms served) of in-room on-demand video entertainment and information services to the domestic lodging industry, according to a report published by Paul Kagan Associates, Inc., an industry analyst. The Company believes that OCC's leading market position results from a combination of its extensive installed room base, the quality of its proprietary technology and its focus on customer service. OCC generally provides its in-room video entertainment services pursuant to exclusive long-term contracts, primarily with large national business and luxury hotel chains such as Marriott, Hilton, Hyatt, Doubletree, Fairmont, Embassy Suites, The Four Seasons and Holiday Inn. These hotels generally have higher occupancy rates than economy and budget hotels, which is an important factor contributing to higher buy rates for pay-per-view service. As of December 31, 1998, OCC had an installed room base of approximately 929,000 rooms (of which 829,000 were served by on-demand pay-per-view systems and 100,000 were only served by scheduled pay-per-view systems) in approximately 3,220 hotels worldwide.

       In addition to installing OCV systems in hotels served by OCV, OCV sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCV's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties, and, through September, 1998, MagiNet Corporation ("Maginet") (formerly Pacific Pay Video Limited), which had been licensed to use OCV's system to provide on-demand in-room entertainment in the Asia-Pacific region. In September 1998, On Command revoked Maginet's license to use the OCV system for violations of the license agreement and filed suit to recover past due license fees. (See Item 3, Legal Proceedings.)

       In October 1996, OCC acquired the assets and certain liabilities of SpectraVision (the "Acquisition"). Immediately prior to the Acquisition, OCV, formerly an 84% (78.4% on a fully diluted basis) owned subsidiary of the Company, was merged with a subsidiary of OCC, On Command Merger Corporation, and OCV as the surviving corporation became a wholly owned subsidiary of OCC (the "Merger" and with the Acquisition, the "OCC Transactions"). Additionally, On Command Development Corporation, a wholly owned subsidiary of OCC, develops technologies to be used by OCV and SpectraVision to support and enhance OCV's and SpectraVision's operations and to develop new applications to be marketed by OCV and SpectraVision.

       The Acquisition enhanced OCC's position as the leading provider of on-demand in-room video entertainment services to the domestic lodging industry and approximately doubled the number of installed rooms served by OCC. Through December 31, 1998, OCC had converted approximately 137,000 hotel rooms previously served by SpectraVision systems to OCC's on-demand system, resulting
in higher average room revenues and lower operating costs.   The Acquisition
also increased OCC's international base of rooms better positioning it to expand further into international markets, which represent a significant growth opportunity for OCC. As of December 31, 1998, approximately 13.4% of OCC's hotel rooms served, or 124,000 rooms, are located in international markets.

       OCC's primary on-demand system currently is the OCV system, a patented video selection and distribution system that allows guests to select at any time up to 50 motion pictures on computer-controlled television sets located in their rooms. By comparison, hotels still equipped with SpectraVision technology generally offer fewer choices if served by SpectraVision on-demand systems or only offer hotel guests eight movies per day at scheduled times, or some
combination thereof.   Management expects to have a substantial majority of
SpectraVision rooms converted to OCV's on-demand system by 2000. OCC also provides in-room viewing of free-to-guest programming of select cable channels (such as HBO, Showtime, ESPN, CNN, WTBS and the Disney Channel) and other interactive services. The high speed, two-way digital communications capability of the OCV system enables OCC to provide advanced interactive features, such as video games, in addition to basic interactive services such as video checkout and guest surveying. In addition to the design innovation and quality of its products, OCC considers a focus on customer satisfaction as central to the maintenance and growth of its business.

OCC Operating and Growth Strategy

       The Company believes that the superior on-demand capability and range of services offered as well as the system reliability and high quality service of OCC's on-demand video technology, its long-term contracts primarily with national business and luxury hotel chains and high pay-per-view movie room revenue, differentiate OCC from its competitors. OCC's strategy is to increase
revenues and operating cash flows through the following initiatives:   (i)
increase its installed hotel customer base by obtaining new contracts with business and luxury hotels and select mid-priced hotels without current service, converting hotels currently served by other providers whose contracts are expiring and servicing hotels which are acquired or constructed by existing customers; (ii) increase revenues and decrease costs in certain hotels acquired in the Acquisition by installing OCV technology offering greater reliability, broader selection and more viewing flexibility; (iii) create new revenue sources through an expanding range of interactive and information services offered to the lodging industry; and (iv) expand its room base in underserved foreign markets. The Company estimates that OCC may incur capital expenditures of approximately $65 to 90 million in 1999, a substantial portion of which will relate to the conversion of SpectraVision rooms to OCV's on-demand system and
the upgrading of the OCC technology.   These capital expenditures will be made
by the Company in furtherance of its goals of increasing revenues and operating cash flows, enhancing asset value and achieving long-term growth.

Services and Products

       OCC provides on-demand and, in some cases, scheduled in-room television viewing of major motion pictures (including new releases) and independent non-rated motion pictures for mature audiences for which a hotel guest pays on a per-view basis, and beginning in the first quarter of 1999, on a pay-per-day basis. Depending on the type of system installed and the size of the hotel, guests can choose from up to 50 different movies with an OCV on-demand system. Those rooms still equipped with SpectraVision's tape-based systems, which were acquired in the Acquisition, offer hotel guests either eight movies a day at
predetermined times or on-demand selection from a   library of videotapes the
extent of which varies depending on the size of the hotel and the date of the technology.

       OCC has substantially completed the integration of SpectraVision's operating systems, financial reporting, sales, marketing and management following the Acquisition. In addition, OCC has been actively pursuing the renewal or extension of most of these contracts with hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCC on-demand pay-per-view movie service and related services. As of December 31, 1998, OCC has converted approximately 137,000 rooms from SpectraVision's systems to OCV's on-demand system. A significant portion of the installed base
of rooms acquired in the Acquisition remains to be converted.   The conversion
from SpectraVision to OCV technology, which is ongoing, typically offers financial benefits to OCC as a result of lower field service costs, increased revenues and reduced system down time. There can be no assurance however, that the conversion process will be completed on schedule or that the desired financial improvements will continue to be realized. The inability to complete the conversion process on schedule or to continue to realize such financial improvements could have a material adverse effect on the results of operations of OCC.

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

       OCC provides services under contracts with hotels that generally have a term of five to seven years. Under these contracts, OCC installs its system into
the hotel at OCC's cost and OCC retains ownership of all equipment   utilized in
providing the service. Traditionally, the hotel provides and owns the televisions; however, based on certain economic evaluations, OCC has provided
televisions to certain hotels. OCC undertakes a significant   investment when it
installs its system in a property, sometimes rewiring part of the hotel. Depending on the size of the hotel property and the configuration of the system installed, the installed cost of a new on-demand system with interactive and video game services capabilities, including the head-end equipment, averages from approximately $375 to $750 per room. If OCC does not provide televisions to the hotel property, the average costs are $375 to $450 per room. OCC's contracts with hotels generally provide that OCC will be the exclusive provider of in-room, pay-per-view television entertainment services to the hotel and generally permit OCC to set the movie price. The hotels collect movie viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that varies depending on the size and profitability of the system. Certain contracts require OCC to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, OCC generally seeks to extend the term of the contract based on the competitive situation in the market. Among its primary customers, Marriott, Holiday Inn and Hilton accounted for approximately 24%, 11% and 10%, respectively, of OCC's revenues for the year ended December 31, 1998. The loss of any of these customers, or the loss of a significant number of other hotel chain customers, could have a material adverse effect on OCC's results of operations or financial condition.

       The revenues generated from OCC's pay-per-view service are dependent upon the occupancy rate at the property, the "buy rate" or percentage of occupied
rooms that buy movies or other services at the property and the   price of the
movie or service. Occupancy rates vary by property based on the property's location and competitive position within its marketplace and over time based on
seasonal factors and general economic conditions. Buy rates   generally reflect
the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of OCC is closely related to the performance of the business and luxury hotel
segments of the lodging   industry. Movie price levels are established by OCC
and are set based on the guest mix profile at each property and overall economic
conditions.   Currently, OCV's movie prices typically range from $8.95 to $9.95 for the first purchase by the hotel guest and, in certain hotels with OCV systems, $4.95 for each subsequent buy by the same guest on the same day. The hotels equipped with SpectraVision systems do not discount second buys. The
current price for OCC's pay-per-day service is $15.99 per day.   OCC has
experienced periods of, and may continue to experience periods of, declines and increases in its movie buy-rates. While OCC takes all appropriate measures to reverse declines or continue increases, there can be no assurance that OCC's efforts to address such trends will be effective. In addition, as OCC tests and begins marketing new programming alternatives for guests, there can be no assurance that OCC's programming will timely meet market requirements, or that demand for pay-per-view movies will not be adversely impacted by new services.

       The hardware installed in OCV's systems consists of a microprocessor controlling the television in each room, a hand held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. The in-room terminal unit may be integrated within, or located behind, the television. OCC emphasizes sales and installations of full-scale OCV video on-demand systems to business and luxury hotels. Through 1997, OCC marketed lower cost OCV VideoNOW systems to select mid-priced hotels. The VideoNOW system worked with the hotel's existing televisions and telephones, allowing guests to use their touchtone telephones to access movies and other programming. OCV has discontinued the marketing of VideoNOW systems due to OCC's development of a lower-cost scalable, on-demand system based substantially upon the OCV patented system.

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

       OCC is testing and selectively deploying several new services to complement its existing offerings and strengthen its growth strategy by creating
new potential revenue sources. New technology and services include a   digital
server technology and high-speed, TV based and laptop connectivity internet offering which has been in a technical and marketing test phase for several months and, as noted above, a pay-per-day viewing option. OCC is also testing shorter and more targeted non-movie programming on a lower cost pay-per-view basis. The initial categories of content will include business, lifestyle, and kids-only. In addition, OCC is in the process of testing a new sports category of programming which provides hotel guests with a selection of out-of-market NBA games not already being televised nationally. Other professional sports being evaluated for this category are football, baseball and hockey. Finally, OCC plans to expand its video game offerings and plans to include such interactive innovations as PC-based games.

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

Sales and Marketing

       Prior to the Acquisition, substantially all of OCV's growth was derived from obtaining contracts with hotels in the United States not under contract with existing vendors or served by other vendors as the contracts covering such hotels expired. OCC believes that, as a result of the Acquisition, opportunities for additional growth in the United States will be more limited than in the past. Therefore, OCC intends to focus its sales and marketing efforts on (i) renewing and extending current contracts, (ii) unserved domestic hotels, and (iii) new hotel customers in international markets. OCC believes it has been successful at renewing its hotel contracts due to its large capital investment in wiring infrastructure of the hotel and its high quality service record. Further, OCC believes that, relative to the United States, many international markets are under-served by the in-room entertainment industry.

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

       OCC markets its services to hotel guests by means of on-screen advertising that highlights the services and motion picture selections of the month as well as an in-room entertainment guide distributed to more than 804,000 hotel rooms each month.

Installation and Service Operations

       At December 31, 1998, OCC's installation and service organization consisted of approximately 381 installation and service personnel in the United
States and Canada. OCC installation and service personnel are   responsible for
all of the hotel rooms served by OCC. Installation and service personnel are responsible for system maintenance and distribution of video cassettes. OCC's installation personnel prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. OCC also uses local installation subcontractors supervised by full-time OCC personnel to install its systems.

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

Hotel Contracts

       OCC typically enters into a separate contract with each hotel for the services provided. Contracts with the corporate-managed hotels in any one chain
generally are negotiated by that chain's corporate management, and the   hotels
subscribe at the direction of the corporate management. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on terms competitive in the market. At December 31, 1998, approximately 10% of the pay-per-view hotels served by OCC have contracts that have expired and are on a month-to-month basis. Approximately 8% of the pay-per-view hotels served by OCC have contracts expiring in 1999. However, some of the SpectraVision hotel contracts, which OCC classified internally as expiring, have two year automatic renewal provisions and may continue to be in effect. As a result, the expiration rates set forth above may overstate the actual number of hotel contracts that are expiring.

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

       OCC also maintains direct contractual relations with various suppliers of pay-per-view and free-to-guest programming, including the motion picture studios and programming networks. OCC obtains its free-to-guest programming pursuant to multi-year license agreements and pays its programming suppliers a monthly fee based upon the number of rooms offering the service. OCC believes its relationships with all suppliers are good.

       In addition, OCC receives satellite signal transmission services for much of its domestic cable television programming from DirecTV, Inc. ("DirecTV"). While OCC believes that its relationship with DirecTV is good, an interruption in DirecTV's' satellite service could interfere with OCC's ability to serve many of its hotel customers' free-to-guest cable programming requirements.

Competition

       There are several providers of in-room video entertainment to the domestic lodging industry, several of which provide on-demand pay-per-view and free-to-guest programming and other interactive services over the hotel television. Internationally, there are more companies competing in the pay-per-view lodging industry than in the United States.

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

       OCC is the leading provider (by number of hotel rooms served) of in-room video entertainment and information services to the United States lodging industry. OCC is also the leading provider (by number of hotels rooms served) of in-room on-demand video entertainment and information services to the United
States lodging industry.   OCC competes on a national scale primarily with
LodgeNet Entertainment Corporation ("LodgeNet") and on a regional basis with certain other smaller entities. Based on publicly filed information, OCC
estimates that, at   December 31, 1998, LodgeNet served approximately 597,000
pay-per-view rooms, of which 582,000 are equipped with on-demand service. At December 31, 1998, OCC served approximately 929,000 rooms, of which approximately 829,000 are on-demand rooms.

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

       The Company believes that OCC's competitive advantages include (i) technological leadership represented by its superior on-demand capability and range of services offered, and (ii) system reliability and high quality service. OCC believes that its growth (including OCV's growth over the previous four years) reflects the strong competitive position of OCC's products and services. The OCC system offers an expansive library of on-demand movies and will allow OCC to upgrade and add new features to the OCC system during the terms of the pay-per-view contracts.

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

       OCC historically experienced higher international revenues and operating cash flow per room than in the United States because of higher prices, higher buy rates, and the general lack of programming alternatives. The effect of the Asian economic crisis has contributed to a decline in revenues from that region. In addition, OCC generally incurs greater capital expenditures and operating costs outside of the United States. At December 31, 1998, OCC serviced 421 hotels with a total of 124,000 rooms located outside the United States.

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

       The Company currently has no agreements or understandings with respect to the minority stockholders of the Company or OCC, other than a letter agreement dated April 19, 1996 with Gary Wilson Partners that provides that Gary Wilson Partners will, so long as (a) it owns any shares of OCC common stock received upon exercise of the Series C Warrant that it received for advisory and other
services that it provided in connection with the OCC   Transactions and (b) the
Company continues to own 20% of the outstanding shares of OCC common stock, vote its shares of OCC common stock in accordance with the instructions of the Company.


                                 ENTERTAINMENT

                     Colorado Avalanche and Denver Nuggets

General

       The Company owns and operates franchises in two major professional sports leagues, the Colorado Avalanche in the NHL and the Denver Nuggets in the NBA. Both of these franchises are located in Denver, Colorado where residents have historically supported successful local sports franchises. With the success of the NHL and NBA over the past two decades as shown in higher ticket sales, increased average attendance, increased merchandising sales and licensing fees, more profitable national and local broadcast packages and increased expansion fees, NHL and NBA sports franchises have increased in value and revenue generation over that period.

       The Company believes that the NHL in general has grown in popularity as evidenced by aggregate league-wide ticket sales of approximately 15.7 million and record revenues from ticket sales of approximately $613 million during the 1997-1998 season (a 3% decrease in number of tickets sold and a 3.3% increase in revenues from the prior season). This popularity is further evidenced by the increase in the expansion fee paid for an NHL expansion team from $6 million paid in 1979 to $80 million paid in 1998 and to be paid in 1999 and 2000 by each of the new NHL expansion teams to be located in Nashville, Tennessee, Atlanta, Georgia, Columbus, Ohio and Minneapolis-St. Paul, Minnesota, as approved by the NHL Board of Governors in June 1997. The increased popularity of the NHL resulted in 1998 in a new five-year national broadcasting television rights agreement with the ESPN and ABC television networks commencing in the 1999-2000 season with aggregate license fees of $600 million compared to the five year television rights agreement with FOX television network and a five year cable television agreement with ESPN which provided for fees of $220 million over the same number of seasons. In addition, in 1998, the NHL completed an exclusive four-year broadcast agreement extension with its Canadian broadcaster through the 2001-2002 season for aggregate license fees of approximately $192 million.

       The NBA is a professional sports enterprise that has experienced a significant rise in popularity over the past decade. The popularity of the NBA is evidenced by the doubling of NBA ticket sales over the past decade to approximately 16.9 million and record revenues from ticket sales of $651 million during the 1997-1998 season (average game attendance increased by over 50% to approximately 14,240 for the 1997-1998 season and league-wide ticket revenues increased 9.6%). The NBA's popularity is further evidenced by the increase in the expansion fee paid for an NBA expansion team in the last two decades from $12 million paid in 1980 to $125 million paid in 1995. The current national television contracts with NBC and Turner Sports, which commenced with the 1998-1999 season, provide for $2.6 billion in aggregate fixed revenues to NBA member teams over the four-year term of such contracts and such contracts also provide for revenue sharing.

       Due to labor difficulties, the scheduled start of the 1998-1999 NBA regular season was delayed until February 5, 1999. Consequently, the Nuggets' 1998-1999 season will consist of 50 games, 25 of which will be played at the Nuggets home arena. Additionally, the two exhibition games that the Nuggets participated in prior to the beginning of the 1998-1999 NBA season produced no revenue to the team. However, the impact to the Company of the decreases in revenue at the Nuggets due to the delay of the 1998-1999 NBA season was partially offset by the reduction in costs for the Nuggets for the 1998-1999 season, primarily a reduction in player salaries. (See Note 9 of the Company's Consolidated Financial Statements and Management's Discussion and Analysis.)

       In August 1997, the Company capitalized on the growing demand for popular branded regional sports programming by entering into a license agreement with
Fox Sports Rocky Mountain ("Fox Sports"), a partnership   between Liberty Media
Corporation ("Liberty") and Fox News Corporation (the "Fox Sports Agreement") for the local television rights (over-the-air and cable) for the Nuggets and the Avalanche. The Fox Sports Agreement has a term of seven years, and commenced with the 1997-1998 playing season. The agreement provides for license fees that may exceed $100 million if paid over the life of the agreement and significantly increases revenues to the Company from these rights as compared to prior years. As a result of the Fox Sports Agreement, Avalanche and Nuggets games will continue to be distributed to over 2.7 million viewers in the seven states served by Fox Sports.

       The Company believes that it can achieve growth in revenues and operating cash flow from the Avalanche and the Nuggets. The three key elements of the Company's strategy to realize such growth are to: (i) complete the construction of the Pepsi Center for the 1999-2000 season; (ii) continue the strong performance of the Avalanche and take steps to improve the Nuggets' on-court performance; and (iii) build on the existing base of the Company's sports franchise assets and the recent Fox Sports Agreement through complementary entertainment and distribution opportunities in the Rocky Mountain region.

Sources of Revenues

       The Avalanche and the Nuggets derive a significant amount of their revenues from the sale of tickets to home games, the licensing of local market television, cable network and radio rights and from distributions under revenue-sharing arrangements with the NBA and NHL, as well as other ancillary sources.

Ticket Sales.  Each of the Avalanche and the Nuggets play an equal number of
-------------
home games and away games during the 82-game NBA and 82-game NHL regular seasons. In addition, the teams play approximately eight exhibition games prior to the commencement of the regular season. As noted previously, for the 1998-1999 NBA season, the Nuggets will play 50 games, split equally between home and away and will play no exhibition games which generate ticket revenue. The Avalanche and the Nuggets receive all revenues from the sale of tickets to regular season home games (subject, in the case of the Nuggets, to an NBA gate assessment) and no revenues from the sale of tickets to regular season away games. Generally, the Avalanche and the Nuggets retain all revenues from the sale of tickets to home exhibition games played in Denver and the Rocky Mountain region (less appearance fees paid to the visiting team), and receive appearance fees for exhibition games played elsewhere. If the Avalanche or the Nuggets compete successfully during the regular season and make the playoffs in their respective league, the team receives revenues from the sale of tickets to home playoff games, although a portion of such ticket revenue is shared with the respective league. From the 1995-1996 season to the present, average ticket prices to the Avalanche games have increased by 74.6%, and, from the1991-1992 season to the present, average ticket prices to the Nugget games have increased by 87.2%. In the 1998-1999 season, average ticket prices for the Avalanche and Nuggets represented 118% and 76% of the average NHL and NBA ticket prices.

       The seating capacity of Denver's McNichols Arena is approximately 17,000 for Nuggets basketball games and approximately 16,000 for the Avalanche hockey
games, including 18 executive suites containing a total of 284   seats. The
policy of the Avalanche and the Nuggets is to limit the number of season tickets so that approximately 25% of the tickets are available on a per game basis. For
the 1998-1999 season, the Avalanche have sold 12,000   season tickets and the
Nuggets have sold approximately 5,600 season tickets.   The Avalanche currently
enjoys the longest consecutive record of sell-out games in the NHL (over 170 games as of the date of this Annual Report on Form 10-K).

Television, Cable and Radio Broadcasting.  The NHL and NBA, as agents for their
-----------------------------------------
respective members, license the national television rights for Avalanche and Nuggets games, respectively. In 1998, the NHL entered into a new five-year national television contract commencing in the 1999-2000 season with ESPN and ABC with aggregate license fees of $600 million. In addition, in 1998, the NHL completed an exclusive four-year extension of its broadcast agreement with its Canadian broadcaster through the 2001-2002 season for aggregate license fees of approximately $192 million. The NBA's current national television contracts with NBC and Turner Sports commenced with the 1998-1999 season and provide for $2.6 billion in aggregate fixed revenues to NBA member teams over the four-year term
of such contracts and such contracts also provide for revenue sharing.   Each
NHL or NBA member team shares equally in the license fees from their respective national television contracts, except that pursuant to an agreement entered into when the Nuggets and the other former American Basketball Association ("ABA") teams joined the NBA, a portion of the NBA national television revenues otherwise payable to each of the former ABA teams is paid to a group that owned an ABA franchise that was not admitted to the NBA.

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

Sponsorships.  In 1998 each of the Avalanche and the Nuggets entered into long-
-------------
term sponsorship agreements with the Pepsi-Cola Company ("Pepsi"), the Coors Brewing Company ("Coors"), The Denver Post (the "Post") and US West, Inc. ("USWest"). The Pepsi sponsorship agreement is for a twenty year term and grants Pepsi exclusive sponsorship and promotional rights in the non-alcoholic beverage category. The Coors sponsorship agreement is for a ten year term and provides Coors with exclusive sponsorship and promotional rights in the malt beverage category. The Post sponsorship agreement is for a ten year term and grants the Post sponsorship and promotional rights as the exclusive newspaper sponsor for the teams. The US West sponsorship agreement is for a fifteen year term and provides US West with exclusive sponsorship and promotional rights in the telecommunications services category. Each of the foregoing agreements significantly increases revenues to the Company from these rights as compared to prior years and each agreement is subject to existing and future NBA and NHL rules, regulations and sponsorship and licensing arrangements, as applicable.

Other Sources.  Other sources of revenues for each of the Nuggets and the
--------------
Avalanche include their pro rata share of franchise fees to be paid by expansion
teams upon entry to the NBA or NHL and promotional and novelty   revenues,
including royalties from marketing and merchandising conducted by each of the NBA and NHL. In 1995, the Nuggets recorded $9.2 million in revenues in
connection with the admission of two new franchises into the NBA.   In
connection with obtaining the NHL's consent to the Company's acquisition of the Avalanche franchise and relocation of the Avalanche to Denver, the Company agreed that up to $2 million of the Avalanche's share of expansion fees from each of the next four expansion teams will be retained by the NHL. In connection with the NHL expansion described above, the Avalanche received $944,000 in 1998 and are entitled to receive distributions out of such expansion fees from the NHL of approximately $1.1 million in 1999 and $2.2 million in 2000.

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

NBA and NHL Governance

       The NBA and the NHL are generally responsible for regulating the conduct of their member teams. The NBA and the NHL establish the regular season and playoff schedules for the teams. They also negotiate, on behalf of their members, the leagues' national over-the-air and cable television contracts and collective bargaining agreements with the NBA and NHL Players' Associations. Because the NBA and NHL are joint ventures, each of their members generally has joint and several liability for the league's liabilities and obligations and shares in its profits. Any failure of other members of the NBA or the NHL to pay their pro rata share of any such obligations could adversely affect the Nuggets or the Avalanche, as the case may be. The success of the NBA and NHL and their member teams depends in part on the competitiveness of the other teams in their respective leagues and their ability to maintain fiscally sound franchises. Certain NBA and NHL teams have at times encountered financial difficulties, including the Pittsburgh Penguins who have filed for federal bankruptcy protection, and there can be no assurance that the NBA or the NHL and their respective members will continue to be able to operate on a fiscally stable and effective basis. Under the terms of the constitution and by-laws of the NBA and the NHL, league approval is required under certain circumstances, including in connection with the sale or relocation of a member team.

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

Collective Bargaining

       The NHL and the NHL Players' Association entered into a seven-year NHL Collective Bargaining Agreement on August 11, 1995 that took retroactive effect as of September 6, 1993. Though the NHL Collective Bargaining Agreement does not expire until September 15, 2000, both the NHL and NHL Players' Association had the right to reopen negotiations at the end of the 1997-1998 season. However, both parties have agreed to waive the right to reopen negotiations in connection with an agreement that allowed NHL players to participate in the 1998 Winter Olympics. In 1997, the NHL Collective Bargaining Agreement was extended through the 2002-2003 season. The Company believes that the NHL Collective Bargaining Agreement renders unlikely any player labor disruptions in the near future.

       On January 6, 1999, after a 189 day work stoppage, the NBA Players' Association approved a new NBA Collective Bargaining Agreement, which was subsequently ratified by the NBA owners on January 7, 1999. The NBA Collective Bargaining Agreement has a six year term, with an option for a seventh year, exercisable in the sole discretion of the NBA. The agreement provides for, among other things, maximum and minimum total team salaries, with certain exceptions, maximum and minimum individual player salaries, an escrow system providing for a reduction of player salaries to the extent player salaries and benefits exceed a pre-determined percentage of basketball related income ("BRI") and an escrow "back-up" tax applicable to teams whose total team salaries exceed the salary cap in years that total player benefits and salaries exceed a pre-determined percentage of BRI.

Competition

       The Nuggets and the Avalanche compete for sports fans' entertainment dollars not only with each other and other major league sports, but also with minor league sports, college athletics, other sports entertainment and non-sports entertainment such as the Colorado Symphony, the Colorado Opera and the Colorado Ballet, movies, local theater and recreational activities such as skiing. During portions of their respective seasons, the Nuggets and the Avalanche will experience competition from each other, professional football (the Denver Broncos) and professional baseball (the Colorado Rockies). In addition, the colleges and universities in the Rocky Mountain region, as well as public and private schools, offer a full schedule of athletic events throughout the year. The Nuggets and the Avalanche compete with other United States and foreign teams, professional and otherwise, for available players and the upcoming NHL expansion will increase the competition for talented players among NHL teams. In this regard, there can be no assurance that the Avalanche will be able to retain all of its key players in the event of an expansion draft or that the rules regarding the expansion draft will not change to the detriment of the Company. Ultimately, the success of each of the Nuggets and Avalanche will depend upon each team's continued ability to retain and attract talented, healthy players.

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


                                The Pepsi Center

       The Nuggets and the Avalanche currently play in McNichols Arena, one of the oldest arenas in use in either the NBA or the NHL, with seating capacity and configuration and other revenue generating attributes significantly less advantageous than those of more modern facilities. The Company has entered into the 1997 Denver Arena Agreement (the "Arena Agreement") with the City and County of Denver ("City") setting forth the terms on which the Company, through Ascent Arena Company, LLC (the "Arena Company"), will construct, own and manage the new Pepsi Center in downtown Denver. Management believes that moving to the Pepsi Center in the 1999-2000 NHL and NBA seasons will increase the revenues,
operating cash flows and asset value of the Company's two   sports franchises.
The Pepsi Center will also create incremental revenue sources and cash flows from other entertainment events and retail merchandising. Under current plans, the Pepsi Center will increase seating capacity for the Avalanche and the Nuggets from 16,000 and 17,000 seats, respectively, at McNichols Arena to 18,100
and 19,300 seats, respectively.   For other events, seating capacity will be as
high as 20,000, depending on the configuration. The Pepsi Center will have 93 luxury suites available for lease (compared to 18 suites at McNichols Arena), all of which have lease commitments with terms of five to ten years (at lease amounts from $90,000 to $180,000 per year). The Pepsi Center will also have over 1,854 club seats, approximately 1,400 of which have license commitments with terms of two to five years, at license amounts from approximately $5,000 to $8,000 per year, (compared to none at McNichols Arena) and enhanced concessions, retail and restaurant facilities, including a 236-seat club level restaurant (which McNichols Arena does not have). The Company anticipates that the added luxury suites, club seats and increased seating capacity, combined with naming rights, founding sponsor arrangements and enhanced facilities, will result in significantly increased revenues to the Company. However, although construction of the Pepsi Center is underway and currently on schedule for completion in the fourth quarter of 1999, completion of construction does entail significant risks including regulatory and licensing requirements, shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference, unanticipated cost increases and challenges from local residents. No assurance can be given as to whether or when the proposed Pepsi Center will be completed or, if completed, that the budgeted costs of the Pepsi Center will not be exceeded. In addition, no assurance can be given that, once the Pepsi Center is completed, attendance for the Pepsi Center events or revenues generated by the Pepsi Center will achieve projected levels.

       The Arena Company was formed for the purpose of developing plans for the Pepsi Center as a privately financed arena in Denver for the Avalanche, the Nuggets and other entertainment events, including among other things, concerts, college sporting events, ice and dance performances, comedy shows and circuses. On March 28, 1996, Ascent purchased from The Anschutz Corporation ("TAC") all of TAC's interests in the proposed arena development project, including, among other things, all of TAC's interest in the Arena Company, for $6.6 million in cash and, contingent on the construction and occupancy of the new arena, an
additional payment of $5 million on a   non-interest bearing basis plus a paid-
up suite license.   The Company paid TAC the final installment on the $5 million payment on July 15, 1998, and has no further cash payment obligation to TAC in connection with the Pepsi Center.

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

     Development and construction of the Pepsi Center will cost approximately $169.1 million. On July 29, 1998, the Company completed the offering of approximately $140 million of single A rated asset backed taxable notes (the
"Arena Notes").    The Arena Notes, were sold by the Denver Arena Trust (the
"Trust"), a bankruptcy remote entity 100% beneficially owned by the Arena Company, bear an interest rate of 6.94% and have a final maturity of twenty-one years with an average life of ten years. The revenue streams that are securitized in connection with the Arena Notes are contractually obligated fees under the arena naming rights agreement with Pepsi, the founding sponsorship agreements with Coors and US West and 89 of the Pepsi Center's luxury suite
licenses.   In addition to the proceeds of the Arena Notes offering, development and construction of the Pepsi Center is expected to require $30 to $60 million in equity investments, $15 million of which has been invested by a subsidiary of Liberty, $15 million of which has already been invested by the Company and the remainder of which, as required, is expected to be invested by the Company. In connection with Liberty's investment, Liberty's subsidiary will receive an ownership interest in the Arena Company that includes an interest in the capital of the Arena Company and a profits interest of approximately 6.5% representing the right to receive distributions from the Arena Company measured by reference to each of the Nuggets and the Avalanche. Liberty will not have any management or operating rights with respect to the Arena Company, the Nuggets or the Avalanche. In addition, Liberty was granted put rights beginning in July 2005 to require the Company to purchase from Liberty its then current ownership interest at its fair market value. Likewise, the Company has a call right beginning in July 2005 to purchase Liberty's interest at its then fair market value. The Board of Governors for both the NBA and NHL have approved the Liberty investment.

                                Network Services

Ascent Network Services

       ANS merged with and into the Company on May 30, 1997. Prior thereto, ANS was a wholly-owned subsidiary of Ascent. ANS, as a division of the Company, principally operates a nationwide network (excluding satellite transponders) for satellite distribution of NBC's national television programming to the majority of NBC's affiliate stations nationwide, as well as an installation, field service and maintenance support business relating to such network. ANS also provides satellite distribution field service and maintenance support for networks operated by other customers. ANS has operated its satellite distribution network for NBC since 1984 under the NBC Agreement, a 10-year agreement that was extended in 1994 through the end of 1999. The Company is currently in negotiations with NBC regarding an extension for an additional three years through the end of 2002. Management believes the NBC Agreement will be renewed for such three year period and that NBC, at the end of such renewal, is likely to engage ANS to complete a full upgrade of the NBC distribution network to digital technology. No assurance can be provided however, that such renewal will be consummated, or that NBC will engage ANS to complete a full digital upgrade at the end of such renewal or that such renewal or full upgrade will be on terms as favorable to the Company as the current agreement.

       ANS has historically been a stable source of revenues and operating cash flows for the Company, generating approximately $20 million of revenues and $10 million of EBITDA annually since 1995. Ascent's strategy for maintaining and expanding this source of cash flow is to renew and extend the NBC Agreement once the current extension expires in 2002, and to be engaged for and complete successfully the full digital upgrade of the NBC satellite distribution network.

       The NBC Agreement was initially entered into in 1984, in connection with ANS's construction, service and support of NBC's master earth station and receiver earth stations at NBC affiliates. Pursuant to such contract, ANS designed, built and continues to operate a Ku-band satellite distribution network, for which the network control center is located in Florida. The Company
owns and operates the network (excluding the satellite transponders,   which are
leased by NBC) and receives yearly payments from NBC in connection with such operations. The network consists of the network control center, two master earth stations, eight transmit/receive stations, 174 receive earth stations at NBC affiliates, 56 portable uplink antennas, and six transportable transmit/receive trucks.

       In 1998, NBC issued a request for information from ANS and certain of its other vendors with respect to an upgrade of each component of the NBC distribution network to digital technology. In August 1996, ANS and NBC executed a letter of intent pursuant to which ANS has procured and installed certain of such digital equipment to provide MSNBC, LLC, a partnership between NBC and Microsoft Corporation ("MSNBC") with network service, maintenance and support. The partial digital upgrade service is being provided for a 10 year term and is currently governed by the underlying NBC Agreement. The Company anticipates finalizing a service agreement with MSNBC separate from the underlying NBC Agreement in the first half of 1999 for the partial digital
upgrade service.   The network service, maintenance and support provided to
MSNBC are related to and dependent upon the original NBC distribution network.


                            Discontinued Operations

       Acquired in 1994, Beacon produced feature-length motion pictures for theatrical distribution and television programming. Since its inception in 1990, Beacon has produced nine motion pictures, including AIR FORCE ONE, A THOUSAND ACRES, PLAYING GOD and THE COMMITMENTS. On January 20, 1999, the Company sold ninety percent of the membership interests in Beacon to an investment group which included Armyan Bernstein, Beacon's Chief Executive Officer. The purchase price for the 90% interest was $19 million in cash, net of certain adjustments, after which Ascent received approximately $16 million at closing. Ascent has also received cash consideration of approximately $1 million in the first quarter of 1999, post closing. After the sale Ascent has no obligations to fund any of Beacon's liabilities or film development or production commitments. The 10% interest in Beacon being retained by Ascent is subject to limited purchase and sale options between Ascent and the buyers at a price proportionate to the initial purchase price. The Company began accounting for Beacon as a discontinued operation as of December 31, 1998. See Note 2 to the Company's Consolidated Financial Statements.

                                   Regulation

       The Federal Communications Commission (the "FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate On Command Corporation's pay-per-view or free-to-guest services, other than certain select SpectraVision hotels. However, the FCC's jurisdiction does encompass certain aspects of ANS's satellite delivery operations.


                       Patents, Trademarks and Copyrights

       The Company uses a number of trademarks for its products and services, including "Ascent," "On Command," "OCV," "SpectraVision," "Denver Nuggets," "Colorado Avalanche" and others. Many of these trademarks are registered by the Company, and those trademarks that are not registered are protected by common law and state unfair competition laws. Because the Company believes that these trademarks are significant to the Company's business, the Company has taken affirmative legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future. The Company believes that its trademark position is adequately protected. The Company also believes that its
trademarks are generally well recognized by consumers of its   products and are
associated with a high-level of quality and value.

       OCV and SpectraVision own a number of patents and patent licenses covering various aspects of OCC's pay-per-view and interactive systems. Although OCV and SpectraVision maintain and protect these valuable assets, OCC believes that the design, innovation and quality of OCV's and SpectraVision's
products and their relationships with their customers are at   least as
important, if not more so, to the maintenance and growth of OCC.


                                   Employees

       The Company had approximately 1,040 employees at December 31, 1998, excluding Beacon. The Company is subject to the NBA Collective Bargaining Agreement and the NHL Collective Bargaining Agreement, relating to the players for the Nuggets and the Avalanche, respectively. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

       The Company currently leases its principal offices in Denver, Colorado under a lease which expires on May 31, 2000. The Company also leases facilities for ANS from COMSAT in Maryland and for ANS in Palm Bay, Florida. In December 1996 OCC entered into a lease for facilities in San Jose, California and
relocated its   headquarters and OCV's manufacturing facilities to that
location. In connection with the Acquisition, OCC acquired SpectraVision's headquarters building in Plano, Texas and directed SpectraVision to assume certain leases for office space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong and Australia for its customer support operations. On October 31, 1997, OCC sold the SpectraVision headquarters building for $4.5
million in   cash.

       The Avalanche and the Nuggets currently play their home games in Denver's
McNichols Arena, an indoor sports arena located in downtown Denver.   McNichols
Arena is owned by the City and is made available to the Nuggets under a lease agreement which extends until the conclusion of the 2005-2006 season. McNichols Arena is made available to the Avalanche under a lease agreement which extends until the conclusion of the 1998-1999 season.

       The Nuggets and the Avalanche have an agreement with the City for use of McNichols Arena as well as offices and training rooms. The lease, as modified by the Arena Agreement (see Notes 5 and 9 of Notes to the Consolidated Financial Statements), extends through the completion of the new arena and requires annual maximum rental payments of $350,000 and $400,000 per year for the Nuggets and Avalanche, respectively. The City is generally responsible for maintaining McNichols Arena and providing administrative personnel such as ushers, electricians, janitors, technicians and engineers. The Avalanche and the Nuggets are responsible for providing police and fire safety personnel, announcers, timers, scorers and statisticians. The Avalanche and the Nuggets also share in revenue from food and beverage concessions and parking rights at McNichols Arena.

       Construction of the Pepsi Center is underway and currently on schedule for completion in the fourth quarter of 1999. Under the terms of the Arena Agreement with the City, upon completion of construction of the Pepsi Center, the Avalanche and the Nuggets will be released from their existing leases at McNichols Arena, and the Nuggets and the Avalanche will be obligated to play in the Pepsi Center for a term of 23 years (with a possible extension of two years). See "Business-Entertainment-The Pepsi Center.

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

     On September 11, 1998, OCC reached an agreement with LodgeNet to settle all pending litigation between the companies. As a result the companies have dismissed all pending litigation between the parties in the United States federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each party is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10.8 million. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998 and expects to receive an additional two payments of approximately $3.9 million (net of expenses) in each of July 1999 and July 2000. OCC will recognize the additional royalty revenue as the cash payments are received.

     In September 1998, OCV filed suit against MagiNet, alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

       In accordance with General Instruction G to the Annual Report on Form10-K, included herein is the following table, which sets forth the names, ages at March 3, 1999 and titles of the executive officers of the Company, and biographical information with respect to such officers.

Name                    Age  Office
----                    ---  ------

Charles Lyons            44  Chairman of the Board, President and Chief Executive Officer

James A. Cronin, III     44  Executive Vice President, Chief Operating Officer, Chief Financial Officer and
Director

Brian A.C. Steel         39  President and Chief Operating Officer, On Command Corporation

Arthur M. Aaron          41  Vice President, Business and Legal Affairs and
                             Secretary

David A. Holden          39  Vice President, Finance and Controller

Timothy Romani           36  President, Ascent Arena Company, LLC


       There is no family relationship between an officer and any other officer or director and no arrangement or understanding between an officer and any other person pursuant to which he was selected as an officer.

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

       MR. STEEL has been President and Chief Operating Officer of OCC since December 31, 1998. Prior thereto, Mr. Steel was Executive Vice President, Chief
Operating Officer and Chief Financial Officer of OCC since September 1996.    He
has been a director of OCC since September 1996. Mr. Steel was Executive Vice President Strategic Development, and Chief Financial Officer of TELE-TV, a video services partnership among several regional telephone companies, from August 1995 to August 1996. Prior thereto, Mr. Steel was Vice President, Strategic Development of Pacific Telesis Enhanced Services, of Pacific Telesis Group from January 1994 to July 1995.

       MR. AARON has been Vice President, Business and Legal Affairs of the Company since April 1995. Prior thereto, he was a General Attorney in the Office of the General Counsel of COMSAT since July 1993. Mr. Aaron has been Acting General Counsel of OCC since April 1998.

       MR. HOLDEN has been Vice President, Finance since June 1997 and Controller of the Company since April 1996. Prior thereto, Mr. Holden was a Senior Manager at Deloitte & Touche LLP ("Deloitte") from 1987 through 1996.

       MR. ROMANI has been President of Ascent Arena Company, LLC since 1995. Prior thereto, Mr. Romani was the Executive Director of the Illinois Sports Facilities Authority from 1987 to 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       As of March 15, 1999, there were approximately 29,489 record holders of shares of Common Stock, $.01 par value, of the Company ("Common Stock"). Ascent's Common Stock trades on the Nasdaq Stock Market, under the symbol "GOAL." The Company's Transfer Agent and Registrar is The Bank of New York, 101 Barclay Street, New York, New York. The Company has not declared or paid any dividends on the Common Stock and does not intend to do so in the foreseeable future. For a description of certain restrictions on the Company's payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Company's Consolidated Financial Statements.

       The high and low closing prices for the Company's Common Stock for the two fiscal years ended December 31, 1998 are as follows:

        Quarter Ended       High      Low
        -------------       ----      ---

     December 31, 1998     $  7.75  $  7.00

     September 30, 1998    $  8.00  $  6.25

     June 30, 1998         $ 11.25  $ 11.00

     March 31, 1998        $10.437  $10.187

     December 31, 1997     $10.375  $ 9.938

     September 30, 1997    $11.625  $11.313

     June 30, 1997         $ 9.375  $ 8.250

     March 31, 1997        $ 11.00  $ 10.00

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and schedules and accompanying notes and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" presented elsewhere in this document.

                          FIVE YEAR FINANCIAL SUMMARY
       (Amounts in thousands, except per share and room data information)


                                                                     Years ended December 31,
                                                ------------------------------------------------------------------
                                                  1998       1997          1996            1995           1994
                                                ---------  ---------  --------------  --------------  ------------

Statement of Operations Data:
----------------------------
Revenues......................................  $343,629   $333,575   (1)  $252,333   (2)  $195,352   $    165,476
Operating Expenses............................   277,766    282,146         215,088         200,787   (3)  154,913
Income (loss) from continuing
  operations..................................   (39,993)   (44,116)        (34,650)        (16,301)        10,563
Net Income (loss).............................   (49,725)   (41,514)        (36,034)        (21,023)         5,600
Basic and diluted net income (loss) per
  common share:
  Loss from continuing operations.............     (1.54)     (1.47)           (.97)           (.67)           .44
  Net loss....................................     (1.67)     (1.40)          (1.21)           (.87)           .23
Weighted average number of
  Common shares outstanding (4)...............    29,756     29,755          29,753          24,217         24,000

Other Financial Data:
---------------------

Capital Expenditures..........................  $141,893   $119,046   $      88,833   $      85,097   $     90,053

Cash Flow Data:

  Net cash provided by continuing
   operations activities......................  $  85,151   $  46,389   $ 23,798   $  62,954   $  39,093
  Net cash used in investing activities.......   (250,905)   (108,978)   (92,051)   (180,027)   (119,975)
  Net cash provided by financing
   activities.................................    166,607      77,248     82,988     124,406      81,554

EBITDA (5)....................................  $  65,863   $  53,429   $ 37,245   $  45,679   $  49,124

Cash dividends per share......................  $      --   $      --   $     --   $      --   $      --

Balance Sheet Data (at end of period):

  Total assets................................  $ 863,741   $ 728,926   $689,020   $ 496,679   $ 342,549
  Total long-term debt........................    441,707     259,958     50,000      70,000         207
  Stockholder's equity........................    176,526     227,698    269,585     301,269     268,197


Room Data:
Total Number of Guest-pay rooms
(at end of period):
  On-Demand...................................  829,000  765,000  709,000  361,000  248,000
  Scheduled only (6)..........................  100,000  128,000  208,000   51,000  194,000
                                                -------  -------  -------  -------  -------
   Total rooms................................  929,000  893,000  917,000  412,000  442,000
                                                =======  =======  =======  =======  =======


(1) Includes $24.1 million in revenues from SpectraVision. The results of operations for the fourth quarter of 1996 include the results from SpectraVision assets that were acquired on October 8, 1996. See Note 3 of Notes to the Consolidated Financial Statements.

(2) Includes $9.2 million of NBA expansion fee revenue recorded in the second quarter of 1995. In addition, the results of operations for the second and third quarter of 1995 include the results of the Avalanche that was acquired on July 1, 1995.

(3) Includes a $10.9 million restructuring charge resulting from the discontinuation of Satellite Cinema's lower margin, scheduled, satellite delivered pay-per-view service.

(4) Gives effect to the 24,000-for-1 stock split of the outstanding Common Stock effected upon consummation of the Offering.

(5) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization and other income (expense). The most significant difference between EBITDA and cash provided from operating activities is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document. EBITDA for the year ended December 31, 1995 excludes the provision for restructuring during such period.

(6) Historically, the Company through its Satellite Cinema division, provided satellite delivered (scheduled only) pay-per-view movies to the lodging industry prior to its ownership of OCV. During the third quarter of 1995, management of the Company decided to discontinue Satellite Cinema's scheduled movie operations and focus solely on the business and luxury hotels served by OCV's on-demand technology. Effective October 8, 1996 the Company, through OCC, acquired the assets and certain liabilities of SpectraVision, which assets included a certain number of scheduled only pay-per-view rooms. In the third quarter of 1997, OCC assigned to Skylink operating rights and sold assets associated with approximately 26,500 rooms in the United States and Canada.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report.

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

Overview
--------

  The Company operates in three reportable segments: Multimedia Distribution, which consists of OCC; Entertainment, which consists of three operating segments, the Denver Nuggets, the Colorado Avalanche and the Arena Company; and Network Services, which consists of Ascent Network Services. The financial information which follows has been restated to conform with the Company's new segment classifications as required under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was implemented during the fourth quarter of 1998 (see Note 12 to the 1998 Consolidated Financial Statements).

Multimedia Distribution
-----------------------

  The Company made its initial investment in OCC in 1991 and owned approximately 84% of OCV prior to the Acquisition. As a result of consummating the Acquisition, the Company owned approximately 57% (approximately 46% on a fully diluted basis) of the outstanding common stock of OCC.

  Prior to the Acquisition, OCV had experienced rapid growth in the prior three and one half years, increasing its base of installed rooms from approximately 37,000 rooms in approximately 90 hotels at the end of 1992 to approximately 441,000 rooms in approximately 1,585 hotels at October 1996. Conversely, SpectraVision, as a result of financial constraints and its bankruptcy filing in June 1995, had experienced deterioration in its room base over the same period. SpectraVision's room base, including both pay-per-view and free-to-guest, had decreased from approximately 1,059,000 installed rooms in approximately 2,543 hotels at the end of 1992 to approximately 484,000 rooms, including both pay-per-view and free-to-guest, in approximately 1,632 hotels at October 1996. During the third quarter of 1995, management of the Company decided to discontinue Satellite Cinema's scheduled movie operations and focus primarily on the business and luxury hotels served by OCV's on-demand technology. In December 1995, certain assets and contracts relating to Satellite Cinema customers were sold by OCV to Skylink Communications ("Skylink"). Effective October 8, 1996, the Company, through OCC, acquired the assets and certain liabilities of SpectraVision, which assets included a certain number of scheduled only rooms (see Note 3 to the 1998 Consolidated Financial Statements). During the third quarter of 1997, OCC assigned to Skylink operating rights and sold assets associated with approximately 26,500 SpectraVision rooms located in the U.S. and Canada.

The following table sets forth information with regard to pay-per-view rooms installed as of December 31:

                                 1998               1997               1996
                           -----------------  -----------------  -----------------
                            Rooms   Percent    Rooms   Percent    Rooms   Percent
                           -------  --------  -------  --------  -------  --------
On-Demand................  829,000     89.2%  765,000     85.7%  709,000     77.3%
Scheduled................  100,000     10.8%  128,000     14.3%  208,000     22.7%
                           -------    -----   -------    -----   -------    -----
                           929,000    100.0%  893,000    100.0%  917,000    100.0%
                           =======    =====   =======    =====   =======    =====


        It is expected that the Company will continue to derive a majority of its consolidated revenues from OCC. Revenue and income growth are anticipated from the continued installation of on-demand systems for new hotel customers and systems serving existing SpectraVision customers. The primary sources of revenues of OCC (which are more fully discussed below) are movie rentals, video games, free-to-guest services and video system sales. The Company projects that the conversion of hotel rooms acquired in the Acquisition to OCC's on-demand technology, as well as the continued upgrading and expansion of the products and services offered by OCC, may require capital expenditures of approximately $65.0 million to $90.0 million during 1999.

        In conjunction with the Acquisition, OCC acquired, among other assets, video systems and equipment. These specific assets, which were recorded at their estimated fair market value of approximately $41,800,000 in October 1996, are being depreciated over 36 months. Accordingly, OCC's 1999 fourth quarter operating results will be impacted from a reduction in depreciation and amortization expense charges relating to these specific assets.

Entertainment
-------------

        The Company made its initial investment in the Nuggets, one of 29 franchises in the NBA, in 1989 with the acquisition of a 62.5% interest in a limited partnership that acquired the Nuggets. In 1991 and 1992, the Company acquired the remaining interests in the partnership. In July of 1995, the Company acquired the Avalanche, one of 26 franchises in the NHL. The Company moved the franchise to Denver to share Denver's McNichols Arena with the Nuggets, where the team commenced play under the Colorado Avalanche name in the 1995-1996 season.

        The financial performance of the Nuggets and the Avalanche are, to a large extent, dependent on their performance in their respective leagues. In addition, due to the limitation of the facilities available at McNichols Arena, the Company expects the Avalanche and the Nuggets to continue to experience operating losses as long as both teams play in McNichols Arena. On November 13, 1997, the Arena Company entered into the Arena Agreement with the City, pursuant to which Ascent will construct, own and operate the Pepsi Center in which the Nuggets and Avalanche would play beginning in the 1999-2000 NHL and NBA playing seasons. As a result of the Nuggets and the Avalanche playing in the Pepsi Center and Ascent operating the Pepsi Center for other live events, completion of the Pepsi Center is expected to result in increased revenues and improved operating results for the Company's Entertainment segment.

Network Services
----------------

        Through ANS, the Company provides satellite distribution support services, principally to the NBC television network for which it is the primary provider. In 1984, ANS entered into the ten-year NBC Agreement to design, build, operate and support its satellite distribution network. In 1994, ANS and NBC extended the term of the NBC Agreement to 1999. During the first half of 1999, ANS anticipates the finalization of an agreement with NBC to extend the term of the NBC Agreement through the end of 2002. In addition, in August 1996, the Company and NBC executed a letter of intent pursuant to which the Company has procured and installed certain digital technology equipment and has agreed to provide MSNBC, LLC, a joint venture between NBC and Microsoft Corporation ("MSNBC"), with network service, maintenance and support. This partial digital upgrade service, governed by the underlying NBC Agreement, is provided for under a 10-year term. ANS and MSNBC currently anticipate finalizing a service agreement separate from the underlying NBC Agreement in the first half of 1999 for the MSNBC partial digital upgrade service. The network service, maintenance and support provided to MSNBC are related to and dependent upon the original NBC distribution network. The Company anticipates that ANS will assist NBC in completing the upgrade of the NBC distribution network to digital technology, although no assurance can be provided in this regard. Such a digital upgrade, if awarded to ANS, would not commence until 2002 or 2003.

Seasonality, Variability and Other
----------------------------------

        The Company's businesses are subject to the effects of both seasonality and variability.

        The Multimedia Distribution segment revenues are influenced principally by hotel occupancy rates and the "buy rate" or percentage of occupied rooms at hotels that buy movies or other services at the property. Higher revenues are generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel and the guests' other entertainment alternatives.

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

        The 1998 fourth quarter financial results were significantly impacted by the recently concluded NBA lockout. Specifically, on January 6, 1999, after a 189 day work stoppage, the NBA Players Association approved a new Collective Bargaining Agreement (the "CBA of 1999") which was subsequently ratified by the NBA owners on January 7, 1999 and signed on January 20, 1999. The CBA of 1999 has a six year term, with an option for seventh year, exercisable at the sole discretion of the NBA. The agreement provides for, among other things, maximum and minimum total team salaries, subject to various exceptions, and maximum and minimum individual player salaries. As a result of the work stoppage, the 1998/99 season will consist of 50 games, versus a normal 82 game schedule, 25 of which will be played at the Nuggets home arena. The Nuggets results of operations as compared to prior years operations have and will continue to be affected by the absence of games during the fourth quarter of 1998 and the increase in the number of games during the first half of 1999. However, the impact to the Company of the decreases in revenue due to the delay of the 1998/99 NBA season was partially offset by a reduction in costs, primarily player salaries. The impact to the Company of the increases in revenues during the first half of 1999 will likewise be offset by an increase in costs, again primarily player salaries.

        As a result of the operating losses expected to be incurred by OCC, the Avalanche and the Nuggets, the Company expects to incur operating losses on a consolidated basis during 1999. However, the Company expects to record positive earnings before income taxes, depreciation and amortization and positive operating cash flows during this period.

Results of Operations
---------------------

Consolidated Operations

        The Company sold a controlling interest in its Beacon Communications subsidiary on January 20, 1999 and, as a result, the Company has classified the operating results of Beacon as discontinued operations as of December 31, 1998. The consolidated financial statements have been restated for all periods presented to reflect Beacon's results of operations and net assets as discontinued operations.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

The following table sets forth certain data as a percentage of revenues for the period indicated:

                                                                                              1998                  1997
                                                                                      --------------------  --------------------
                                                                                        Amount    Percent     Amount    Percent
                                                                                      ----------  --------  ----------  --------
                                                                                               (Dollars in thousands)
Revenues............................................................................   $343,629     100.0%   $335,575     100.0%
Cost of services....................................................................    270,114      78.6     273,742      81.5
Depreciation and amortization.......................................................    105,856      30.8      97,545      29.1
General and administrative..........................................................      7,652       2.2       8,404       2.5
                                                                                       --------    ------    --------    ------
Loss from operations................................................................    (39,993)    (11.6)    (44,116)    (13.1)
Other income (expense), net.........................................................      1,942        .5        (382)      (.1)
Interest expense, net...............................................................    (24,489)     (7.1)    (20,971)     (6.2)
Income tax benefit..................................................................      5,512       1.6       7,693       2.2
Minority interest...................................................................     11,211       3.3      14,319       4.2
                                                                                       --------    ------    --------    ------
Loss from continuing operations.....................................................    (45,817)    (13.3)    (43,457)    (13.0)
Income (loss) from discontinued operations, net.....................................     (3,908)     (1.1)      1,943        .6
                                                                                       --------    ------    --------    ------
Net loss............................................................................   $(49,725)   (14.4)%   $(41,514)   (12.4)%
                                                                                       ========    ======    ========    ======


Revenues
--------

        Revenues for the year ended December 31, 1998 were $343.6 million, an increase of $8.0 million or 2.4%, as compared to $335.6 million in revenues for the year ended December 31, 1997. This increase is attributable to increases in revenue of $16.7 million and $2.5 million within the Multimedia Distribution segment and Network Services segment, respectively, offset by a $11.2 million decrease in revenues within the Entertainment segment. The increase in revenues at OCC is primarily attributable to increases in its on-demand movie business from stronger buy rates in its core movie product, the non-recurrence of the interruption in satellite service to a number of SpectraVision hotels which occurred during the first quarter of 1997, and the receipt of the LodgeNet royalty payments during the third quarter of 1998. The decrease in revenues in the Entertainment segment is primarily attributable to a decrease in revenues of $3.0 and $8.2 million at the Avalanche and Nuggets, respectively. While the Avalanche realized increased revenues from regular season ticket and sponsorship sales, the receipt of NHL expansion proceeds and increased regional broadcast revenues, these increases were substantially offset by a decline in playoff revenues of $4.4 million. During the year ended December 31, 1998, the Nuggets realized increased distributions from the NBA's national television contract and an increase in distributions under their regional broadcasting agreement. These increases have been entirely offset from the decline in revenues due to the NBA lockout which occurred during the second half of 1998. The increase in Network Services revenues is attributable to an increase in service and maintenance revenues from NBC affiliates and other private networks.

Cost of Services
----------------

        Cost of services for the year ended December 31, 1998 were $270.1 million, a decrease of $3.6 million or 1.3%, as compared to $273.7 million in cost of services for the year ended December 31, 1997. This decrease is attributable to lower operating costs at the Nuggets. Specifically, the Nuggets experienced a decrease in cost of services of $10.5 million in 1998 as compared to 1997; substantially all of which is attributable to the reduction in player costs during the fourth quarter of 1998 during the NBA lockout. Partially offsetting these decreases in cost of services at the Nuggets are increased operating costs at the Avalanche (principally player salaries), OCC and ANS. OCC experienced an increase in hotel commissions and free-to-guest expenses, both associated with the increase in room revenue, and increased expenditures in research and development and costs related to new products and initiatives. Offsetting these increased costs at OCC is a decline in certain non-recurring costs; those costs associated with the termination of satellite movie service related to SpectraVision rooms and the non-recurrence of costs associated with the interruption of satellite service which occurred during the first quarter of 1997. The increase in cost of services at ANS is attributable to an increase in material costs associated with the increased sales revenues during 1998.

Depreciation and Amortization
-----------------------------

        Depreciation and amortization for the year ended December 31, 1998 was $105.9 million, an increase of $8.4 million or 8.6%, as compared to $97.5 million in depreciation and amortization for the year ended December 31, 1997. Depreciation and amortization for Multimedia Distribution was $90.5 million compared to $81.0 million for the year ended December 31, 1997. The increase is primarily attributable to a higher installed room base and the conversion of hotels served by SpectraVision equipment to OCC equipment. Depreciation and amortization for Entertainment was $7.7 million compared to $8.8 million for the year ended December 31, 1997. This decrease is primarily attributable to a decline in amortization costs associated with player acquisition costs of the Avalanche. Depreciation and amortization for Network Services was $7.5 million for the year ended December 31, 1998, compared to $7.6 million for the year ended December 31, 1997.

General and Administrative Expenses
-----------------------------------

        General and administrative expenses (which include only those costs incurred by the parent company, Ascent Entertainment Group, Inc.), for the year ended December 31, 1998 were $7.7 million, as compared to $8.4 million in general and administrative expenses for the year ended December 31, 1997. This decrease is attributable to a reduction in expense associated with the Company's stock appreciation rights and the non-occurrence of charges from COMSAT and costs associated with the Distribution, partially offset by increased compensation costs in 1998. In addition, the year-to-date results for 1997 reflect a favorable expense settlement.

Other Income (Expense)
----------------------

        Other income for the year ended December 31 1998 was $1.9 million, as compared to an expense of $382,000 for the year ended December 31, 1997. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

Interest Expense
----------------

        Interest expense, net of amounts capitalized, for the year ended December 31, 1998 was $24.5 million, as compared to $21.0 million for the year ended December 31, 1997. This increase is attributable to additional borrowings incurred during 1998 combined with an increase in borrowing costs at Ascent, primarily those costs related to the issuance of the Company's 11.875% Senior Secured Discount Notes in December 1997.

Income Tax Benefit
------------------

        The Company recorded a $5.5 million income tax benefit from continuing operations during the year ended December 31, 1998 as compared to an income tax benefit of $7.7 million during the year ended December 31, 1997. The decline in the Company's effective tax benefit in 1998 is due to Company's inability to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration. In addition, prior to the Distribution on June 27, 1997, the Company was able to recognize tax benefits from its taxable losses as a result of a tax sharing agreement with COMSAT so long as Ascent was a member of the consolidated tax group of COMSAT (see Note 8 to the 1998 Consolidated Financial Statements).

Minority Interest
-----------------

        Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations
-----------------------

        The Company's discontinued operations are comprised of the results of Beacon Communications LLC. The loss from discontinued operations, net of taxes, totaled $3.9 million during 1998 as compared to income of $1.9 million during 1997. The increased loss in 1998 is primarily attributable to a decline in revenues at Beacon. In 1997, Beacon had three movie releases as compared to none in 1998.

Net Loss
--------

        On a consolidated basis, including discontinued operations, the net loss for the year ended December 31, 1998 was $50.7 million as compared to a net loss of $41.5 million for the year ended December 31, 1997.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

The following table sets forth certain data as a percentage of revenues for the period indicated:

                                                                                                 1997                 1996
                                                                                          -------------------  -------------------
                                                                                           Amount    Percent    Amount    Percent
                                                                                          ---------  --------  ---------  --------
                                                                                                  (Dollars in thousands)
Revenues................................................................................  $335,575     100.0%  $252,333     100.0%
Cost of services........................................................................   273,742      81.5    205,410      81.4
Depreciation and amortization...........................................................    97,545      29.1     71,895      28.5
General and administrative..............................................................     8,404       2.5      9,678       3.8
                                                                                          --------    ------   --------    ------
Loss from operations....................................................................   (44,116)    (13.1)   (34,650)    (13.7)
Other income (expense), net.............................................................      (382)      (.1)       533        .2
Interest expense, net...................................................................   (20,971)     (6.2)   (10,715)     (4.2)
Income tax benefit......................................................................     7,693       2.2      9,114       3.6
Minority interest.......................................................................    14,319       4.2      6,812       2.6
                                                                                          --------    ------   --------    ------
Loss from continuing operations.........................................................   (43,457)    (13.0)   (28,906)    (11.5)
Income (loss) from discontinued operations..............................................     1,943        .6     (6,794)     (2.7)
Extraordinary loss, net.................................................................        --        --       (344)      (.1)
                                                                                          --------    ------   --------    ------
Net loss................................................................................  $(41,514)   (12.4)%  $(36,034)   (14.3)%
                                                                                          ========    ======   ========    ======

Revenues
--------

    Revenues for the year ended December 31, 1997 were $335.6 million, an increase of $83.3 million, or 33.0%, from $252.3 million for the year ended December 31, 1996. This increase in revenues is attributable to a revenue increase of $74.6 million within the MultiMedia Distribution segment and a $9.2 million increase within the Entertainment segment, partially offset by a minimal decrease in revenues in the Network Services segment. The significant increase in revenues at OCC was due to a larger number of hotel rooms served, resulting primarily from the acquisition of SpectraVision in October 1996. OCC's revenues in 1997 were also affected by a satellite outage in January of 1997 affecting certain SpectraVision properties and the termination and sale of approximately 40,000 rooms during the second-half of 1997 that were receiving satellite only delivered movies. Management of OCC believes these two events reduced Multimedia Distribution revenues in 1997 by approximately $3.0 million to $4.0 million. Entertainment revenues increased by $9.2 million in 1997 primarily as a result of increases at the Avalanche. The Avalanche realized increased revenues of $10.0 million from regular season ticket sales, sponsorship sales, local broadcast revenues, and increased playoff and preseason revenues in spite of playing fewer home games as compared to 1996. However, the increases in revenues from the Avalanche were partially offset by declining revenues from the Nuggets as compared to 1996. The decrease in Network Services' revenues is attributable to a decrease in ancillary service revenues from NBC affiliates during 1997.

Cost of Services
----------------

    Cost of services for the year ended December 31, 1997 were $273.7 million, an increase of $68.3 million, or 33.3%, as compared to $205.4 million for the year ended December 31, 1996. The overall increase in cost of services is attributable to increased costs at OCC due to the overall increase in number of rooms served, resulting primarily from the acquisition of SpectraVision in October 1996. The increase in cost of services at OCC is also due to higher royalties on feature movies, higher hotel commission expenses on SpectraVision rooms, and an increase in field service costs in order to support the acquired SpectraVision equipment. In addition, OCC incurred additional costs in 1997 in the development of its new digital technologies, for activities to integrate SpectraVision and OCC's operational systems and the expansion of its international presence. In addition, higher costs of services were incurred by the Avalanche, resulting primarily from increased player costs.

Depreciation and Amortization
-----------------------------

    Depreciation and amortization for the year ended December 31, 1997 was $97.5 million, an increase of $25.6 million or 35.6%, as compared to $71.9 million for the year ended December 31, 1996 Depreciation and amortization for Multimedia Distribution was $81.0 million for the year ended December 31, 1997, compared to $55.3 million for the year ended December 31, 1996. The increase is attributable to a higher installed room base and the resulting increase in depreciation at OCC, combined with the incremental depreciation and amortization of the intangible assets acquired in connection with the Acquisition in October 1996. Depreciation and amortization for Entertainment was $8.8 million for the year ended December 31, 1997, compared to $ 9.6 million for the year ended December 31, 1996. This decrease is attributable to a decline in amortization costs associated with player acquisition costs at the Avalanche. Depreciation and amortization for Network Services was $7.6 million for the year ended December 31, 1997, compared to $6.9 million for the year ended December 31, 1996. This increase is attributable to an increase in capital expenditures at ANS in 1997 for the partial digital upgrade of the NBC satellite distribution network to support the MSNBC network.

General and Administrative
--------------------------

    General and administrative expenses, (which include only those costs incurred by the parent company, Ascent Entertainment Group, Inc.), for the year ended December 31, 1997 were $8.4 million, as compared to general and administrative expenses of $9.7 million for the year ended December 31, 1996. This decrease primarily reflects the reduction of approximately $1.8 million in certain general and administrative service charges from COMSAT and the non-recurrence of moving, relocation and other travel costs incurred in 1996 offset by increased professional services costs associated with the Distribution, the recognition of expense during 1997 for the Company's stock appreciation rights, and an increase in employment related costs necessary to support the Company's continued growth. From January through June 1997, COMSAT provided only limited administrative and support services to the Company and, since July 1997 has provided none.

Other Income (Expense)
----------------------

    Other income (expense) was an expense of $382,000 the year ended December 31, 1997 as compared to $533,000 of other income during the year ended December 31, 1996. The increase in other expenses during 1997 is attributable to OCC's recognition of a $917,000 loss on its investment in MagiNet during the fourth quarter of 1997. While the Company recognized $2.3 million in losses on its limited partnership investment in Elitch Gardens during 1996, these losses were substantially offset by a gain of $1.9 million from the sale of investment securities and other interest income recognized during 1996. Elitch Gardens, a Denver amusement park, was sold in October 1996.

Interest Expense
----------------

    Interest expense, net of amounts capitalized, for the year ended December 31,1997 was $21.0 million as compared to $10.7 million during the year ended December 31, 1996. This increase is attributable to the additional borrowings incurred during the fourth quarter of 1997 (primarily the assumption of debt in the Acquisition) and throughout 1997 for capital expenditures, investment requirements and the funding of operating requirements of the Company and its subsidiaries; and to a lesser degree, an increase in financing costs as a result of the amendment to the former Ascent Credit Facility in March 1997.

Income Tax Benefit
------------------

    The Company recorded an income tax benefit from continuing operations of $7.7 million during the year ended December 31, 1997 as compared to an income tax benefit of $9.1 million for the year ended December 31, 1996. This decline in the Company's effective tax benefit in 1997 is due to the Company's inability to recognize tax benefits from its operating losses. Up to and until the Distribution from COMSAT on June 27, 1997, the Company was able to recognize tax benefits from its operating losses as part of its inclusion as a member of the consolidated tax group of COMSAT. Accordingly, the Company recognized a tax benefit of $8.6 million from its operating losses during the first half of 1997. However, this benefit was partially offset by the Company's recognition of tax expense of $800,000 to reflect OCC's tax on its income from foreign jurisdictions during 1997. Furthermore, OCC, which files a separate return, recognized no tax benefit from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carry forwards, prior to their expiration. (See Note 8 to the 1998 Consolidated Financial Statements.)

Minority Interest
-----------------

    Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations
-----------------------

    The Company's discontinued operations are comprised of the results of Beacon Communications Corp. Income from discontinued operations, net of taxes, of Beacon totaled $1.9 million during 1997 as compared to a loss of $6.8 million during 1997. The improved operating results in 1997 were primarily attributable to a significant increase in revenues at Beacon and specifically, the revenues recognized and operating margin realized from the motion picture "Air Force One". In 1997, Beacon had three movie releases as compared to none in 1996.

Net Loss
--------

    On a consolidated basis, including discontinued operations and the extraordinary item, the net loss for the year ended December 31, 1997 was $41.5 million as compared to a net loss of $36.0 million for the year ended December 31, 1996.

Business Segments


     Ascent implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. The Company has classified its businesses into 3 reportable segments: Multimedia Distribution, Entertainment and Network Services. The Multimedia Distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The Entertainment Segment includes 3 operating segments consisting of the Denver Nuggets, the

Colorado Avalanche and Ascent Arena Company, the owner and manager of the new arena. The Network Services segment includes the results of Ascent Network Services and the video distribution services it provides to the NBC television network and other private networks.

     The financial information below has been restated to conform with the discontinued operations presentation of Beacon and the Company's new segment classifications as required by SFAS 131. The information set forth below is based on the nature of the products and services offered by the Company. The Company evaluates performance based on several factors of which the primary financial measure is business segment operating income (loss) before interest, depreciation and amortization, commonly referred to as EBITDA.


                                                                                     1998         1997         1996
                                                                                  -----------  -----------  ----------
                                                                                   (in Thousands, except other data)
Revenues:
---------
   Multimedia Distribution......................................................    $238,820     $222,103    $147,469
   Entertainment................................................................      82,353       93,532      84,357
   Network Services.............................................................      22,456       19,940      20,507
                                                                                    --------     --------    --------
     Total......................................................................    $343,629     $335,575    $252,333
                                                                                    ========     ========    ========

Earnings Before Interest, Taxes and
-----------------------------------
 Depreciation (EBITDA):
 ----------------------
   Multimedia Distribution......................................................    $ 72,045     $ 55,579    $ 41,804
   Entertainment................................................................      (9,500)      (5,026)     (5,533)
   Network Services.............................................................      10,970       11,280      10,652
   Corporate....................................................................      (7,652)      (8,404)     (9,678)
                                                                                    --------     --------    --------
     Total......................................................................    $ 65,863     $ 53,429    $ 37,425
                                                                                    ========     ========    ========

Other Data:
-----------
   Number of OCC Rooms..........................................................     929,000      893,000     917,000

   Number of Regular Season Home Games:
   ------------------------------------
    Avalanche...................................................................          37           41          45
    Nuggets.....................................................................          28           40          43

   Number of Playoff Home Games:
   -----------------------------
     Avalanche..................................................................           4            9          11


Multimedia Distribution
-----------------------

     For 1998, the Multimedia Distribution segment's revenues were $238.8 million versus $222.1 million in 1997, an increase of 7.5%. This increase is primarily due to increases in On Command's on-demand movie business from new hotel installations, continued conversions of hotels served by SpectraVision equipment to OCC equipment, strong buy rates in On Command's core movie product, the non-recurrence of the satellite outage experienced at SpectraVision properties during the first quarter of 1997 and the receipt of the LodgeNet royalty payment during the third quarter of 1998. During the third quarter of 1998, OCC received the first of three payments due from LodgeNet Entertainment Corporation. The payments result from the litigation settlement and cross-licensing agreement between the two companies. Net of legal costs and expenses, OCC expects to receive $10.8 million of aggregate royalty payments. OCC received the first payment of $2.9 million and expects to receive an additional two payments of approximately $3.95 million in each of July 1999 and 2000. The Multimedia Distribution segment revenues were $222.1 million in 1997 versus $147.5 million in 1996, an increase of 50.6%. The increase in revenues at OCC in 1997 was due to a larger number of hotel rooms served, resulting primarily from the SpectraVision acquisition in October 1996. OCC's revenues in 1997 were also affected by a satellite outage during the first quarter affecting certain SpectraVision properties.

     The Multimedia Distribution segment's EBITDA for 1998 was $72.0 million versus $55.6 million in 1997, an increase of 29.5%. The MultiMedia Distribution segment's EBITDA margin, as a percentage of revenues, also improved from 25.0% in 1997 to 30.2% in 1998. The increase in both EBITDA and EBITDA margin for 1998 is primarily attributable to the increase in OCC's revenues for the year, including the receipt of the LodgeNet royalty payment, and the non-recurrence of the satellite outage that occurred during the first quarter of 1997. The improvement is also attributable to the termination of expensive satellite transmission of movies and lower per room free-to-guest costs due to negotiated improvements in certain vendor contracts. The Multimedia Distribution segments EBITDA was $55.6 million in 1997 versus $41.8 million in 1996, an increase of 33.0%. The increase in

EBITDA at OCC in 1997 was primarily attributable to the increase in OCC's revenues during the year. While EBITDA did improve, the EBITDA margin, as a percentage of revenues, declined from 28.3% in 1996 to 25.0% in 1997. This decline in EBITDA margin at OCC during 1997 is due an increase in costs (primarily higher royalties, hotel commissions and field service costs) and a lower recovery of free-to-guest programming costs. In addition, higher costs were incurred in connection with the integration of SpectraVision's and OCV's accounting and operational systems.

     At December 31, 1998, OCC's installed room base was approximately 929,000 as compared to 893,000 at the end of 1997 and 917,000 at the end of 1996. In 1998, On Command installed its OCV on-demand system in 125,000 rooms, of which approximately 70,000 rooms were conversions of SpectraVision properties, and approximately 55,000 were new hotel installations. In 1997, OCC installed its OCV on-demand system in 112,000 rooms, of which approximately 67,000 rooms were conversions of SpectraVision properties, and approximately 45,000 were new hotel installations. The decline in the 1997 year-end installed room total was due primarily to the transfer of rooms to Skylink Cinema Corporation and losses attributed to the termination of satellite broadcast movies services. The hotels included in the transfer and termination of service consisted primarily of rooms that did not adequately fit OCC's target economic profile.


Entertainment
-------------

     For 1998, revenues for the Entertainment segment were $82.4 million as
compared to 1997 revenues of $93.5 million.   While the Avalanche realized
increase revenues from their regional broadcasting agreement with Fox Sports, the receipt of NHL expansion proceeds and from regular season ticket sales and sponsorship sales in spite of playing fewer home games in 1998 as compared to 1997, these increases were entirely offset by a decline in playoff revenues of $4.4 million. The Avalanche had five fewer home playoff games as a result of playing in only one playoff round as compared to three rounds of the playoffs in 1997. Revenues at the Nuggets declined by $8.2 million in 1998 as compared to 1997. While the Nuggets experienced an increase in revenues during the first half of the year from improvements in distributions from the NBA national television contract and increased revenues from their regional broadcasting agreement with Fox Sports, these increases have been entirely offset from the impact of the NBA lockout during the fourth quarter of 1998. Specifically, the lockout resulted in decreased revenues of $11.6 million as compared to the fourth quarter of 1997. The Entertainment segment revenues were $93.5 million in 1997 versus $84.4 million in 1996, an increase of 10.8%. This increase in revenues was primarily attributable to the Avalanche. The Avalanche realized a $10.0 million increase in revenues from regular season ticket sales, sponsorship sales, local broadcast revenues, and increased playoff and pre-season revenues, in spite of playing fewer home games as compared to 1996.

     The Entertainment segments EBITDA for 1998 was ($9.5 million) compared to ($5.0 million) in 1997. This decrease in the EBITDA is primarily attributable to the decline in Avalanche playoff revenues, a reduction in the number of home games for the Avalanche combined with an increase in player salaries. This decrease was partially offset by improved operating results at the Nuggets which are the result of increased revenues during the first half of 1998 combined with a reduction in costs during the second half of the year, primarily player cost savings from the NBA lockout. The Entertainment segments EBITDA for 1997 was ($5.0 million) versus $(5.5 million) in 1996, an increase of 9.1%. This improvement in EBITDA is primarily attributable to improved operating results at the Avalanche from higher revenues, partially offset by increased team costs at Nuggets, primarily contract terminations.

Network Services
----------------

     For 1998, the Network Services segment's revenues were $22.5 million versus $19.9 million in 1997, an increase of 13.1%. The increased revenues for 1998 are attributable to an increase in equipment sales and service revenues from NBC affiliates and other private networks. The Network Services segments revenues were $19.9 million in 1997 versus $20.5 million in 1996, a decrease of 3.0%.
The decrease in revenues during 1997 is attributable to a decline in sales of ancillary services to NBC and its affiliate networks.

     The Network Services segment EBITDA for 1998 was $11.0 million versus $11.3 million in 1997. While revenues for the year increased primarily from low margin equipment sales, EBITDA decreased during 1998 due to increased costs, primarily those relating to the NBC contract of $400,000 in 1998, at ANS. The Network Services segment EBITDA for 1997 was $11.3 million versus $10.7 million in 1996, an increase of 5.6%. This increase was attributable to a reduction in operating costs during 1997.

Liquidity and Capital Resources
-------------------------------

   The primary sources of cash and cash equivalents during the year ended December 31, 1998 were cash from operating activities of $101.9 million, borrowings under OCC's credit facility of $30.0 million and the collection of $2.7 million on notes and other long-term receivables. In addition, while the Company generated net cash proceeds from the Arena Note offering of $136.6 million, this cash was invested in restricted cash investment accounts pursuant to an amended and restated Trust Agreement(see Note 6 to the 1998 Consolidated Financial Statements.) Cash was expended primarily for property and equipment as the Company continued to make investments to support business growth. Specifically, capital expenditures of $83.2 million were made by OCC for the continuing installation and conversion of on-demand systems and $54.6 million was expended by the Arena Company for construction costs at the Pepsi Center. Cash and cash equivalents have increased by $17.6 million since December 31, 1997 to $42.4 million at December 31, 1998. However, included in cash and cash equivalents at December 31, 1998 is $21.1 million of cash received by the Avalanche and the Nuggets relating to ticket sales for their 1998/99 playing seasons.

     Long-term debt of the Company at December 31, 1998 consists primarily of the Company's Senior Secured Discount Notes (the "Senior Notes") totaling $142.5 million, $163.0 million outstanding under OCC's Credit Facility and $139.8 million outstanding on the non-recourse Arena Notes (see Note 6 to the 1998 Consolidated Financial Statements).

    The Company's cash requirements during 1999 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the construction costs of the Pepsi Center,
(iii) funding the operating requirements of Ascent and its subsidiaries, (iv) the payment of interest under the Ascent credit facility, if such facility is utilized, and the OCC credit facility, and (vi) the payment of interest and principal due under the Arena Notes. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service may be approximately $65.0 to $90.0 million in 1999. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC credit facility. The expenditures for construction of the Pepsi Center, estimated to be approximately $90.0 to $100.0 million in 1999, will be funded from the proceeds of the Arena Notes, and as necessary, additional advances from the Company as discussed in Note 6 to the Company's 1998 Consolidated Financial Statements.

   Management of the Company believes that the available cash, cash flows from operating activities, and funds available under the Ascent credit facility and the OCC credit facility (see Note 6 to the 1998 Consolidated Financial Statements), together with the proceeds from the Arena Notes will be sufficient for the Company and its subsidiaries to satisfy their growth and finance working capital requirements during 1999. However, it is the Company's expectation that cash flows from operations will be insufficient to cover planned capital expenditures during 1999 and 2000 and, accordingly, the Company determined that no cash interest would be payable on the Senior Notes until June 2003. Thereafter, the Company's ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon the future performance of the Company and, in particular, on the successful implementation of the Company's strategy, including conversion of the hotel rooms acquired in the acquisition of SpectraVision, Inc. to OCC's on-demand technology, the upgrade and expansion of OCC's technology and service offerings, the construction of the Pepsi Center in Denver, and the ability to attain significant and sustained growth in the Company's cash flow. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its long-term debt service obligations and working capital requirements. Based on the Company's current expectation with respect to its existing businesses, the Company does not expect to have cash flows after capital expenditures sufficient to repay all of the Senior Notes at maturity and, accordingly, may have to refinance the Senior Notes at or before their maturity. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to sell assets.

   As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT, (see Note 13 to the 1998 Consolidated Financial Statements) terminated the Corporate Agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. As a result, Ascent's financial leverage has increased and will increase in the future for numerous reasons. In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution. Among the restrictions, Ascent is not allowed to sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business until July 1999 (see Note 13 to the 1998 Consolidated Financial Statements). Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize tax benefits and will not receive cash payments from COMSAT resulting from Ascent's anticipated operating losses during 1998 and thereafter.

Inflation
---------

   Inflation has not significantly impacted the Company's financial position or operations.


Information Systems and The Year 2000

   General - The Year 2000 issue is the result of certain computer programs and
   -------
firmware having been developed using two digits rather than four digits to define the application year, such that computer programs that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inablity to process transactions or engage in normal business activities for the Company and its subsidiaries and their customers who rely on their products.

   The Company and its subsidiaries are actively engaged, but have not yet completed, reviewing, correcting and testing all of their Year 2000 compliance issues. Based on the current review and remediation, the primary Year 2000 compliance issue facing the Company is that OCC will be required to modify or replace some of its internally developed information technology software products. OCC utilizes embedded technology in all of its hotel systems design. OCC's engineering department has completed the majority of its evaluation process and is currently developing solutions to this and other Year 2000 issues affecting its hotel systems. In addition, both OCC and the Company's other subsidiaries have determined that they will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications to its products and third-party software and the replacement of non-compatible hardware, the Year 2000 issue will not pose significant operation problems for the Company's subsidiaries or its customers.

   The Company and its subsidiaries are currently on schedule to complete all Year 2000 issues by June 1999. However, if such modifications and replacements are not made, or completed timely, the Year 2000 issue could have a material impact on the Company, its subsidiaries and their customers.

   Costs - The total cost associated with required modification to become Year
   -----
2000 compliant is not expected to be material to the Company's consolidated financial position. The total cost to address the Year 2000 issues is estimated to be less than $1.3 million. The total amount expended on Year 2000 through December 31, 1998 was approximately $300,000. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions, including third parties' Year 2000 readiness and other factors.

   Risks - The Company has and will continue to have communications with its
   -----
significant suppliers and customers to determine the extent to which the Company may be vulnerable in the event that those parties fail to address their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical systems interfaces, as the year 2000 approaches. Specifically, there is some unknown level of risk at OCC with respect to its hotel customers and conditions that would make a hotel unable to register guests which, in turn, could affect OCC's revenue. A large number of OCC's systems are interfaced with the hotel's property management system. If this interface fails, all movie charges would require manual processing. Processes to perform manual processing are in place in all of OCC's customers' hotels and are occasionally utilized at times when the property management system interface is not functioning. This typically causes a slightly higher number of lost charges, which could be material if applied to a large number of hotel customers.

   Contingency Plans - While the Company has not completed a formal contingency
   -----------------
plan for the Year 2000 problem, it has evalauted several anticipated scenarios for failures affecting its critical business systems, including third-party hotel systems which could impact OCC as discussed above. Currently, it is OCC's opinion that any of the potential scenarios can be managed by manual means, although less efficient, while the necessary corrective actions are taken. However, there can be no guarantee that the systems of third parties on which the Company and its subsidiaries rely will be corrected in a timely manner, that manual processing of OCC's movie charges would be accomplished, or that the failure to properly convert by another company would not have a material adverse effect on the Company or its subsidiaries.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  The Company's exposure to market risk for changes in
------------------
interest rates relate primarily to the Company's investment portfolio, including restricted investments, and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy and debt restrictions, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk and market risk.

   The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At December 31, 1998, the weighted average interest rate on the Company's cash and cash equivalent balance of $42.4 million was 4.8% consisting of fixed rate short-term investments. In addition, the Company's weighted average interest rate on its restricted cash investments held in trust at December 31, 1998 of $112.5 million was 5.6%. These restricted investments are primarily variable rate money market instruments.

   The Company does have cash flow exposure due to rate changes for portions of its debt obligations. Specifically, no cash flow exposure exists on the Company's Arena Notes and Senior Secured Discount Notes as they represent fixed-rate obligations. (See Note 6 to the 1998 Consolidated Financial Statements). However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of OCC. At December 31, 1998, OCC had $163.0 million outstanding, on the OCC Credit Facility and the weighted average interest rate on the OCC Credit Facility was 5.9%. Assuming no increase or decrease in the amount outstanding a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $1.6 million during the year ended at December 31, 1998.

Foreign Currency Risk.  The Company, through OCC, transacts business in various
----------------------
foreign currencies, primarily in Canada, Asia and in certain European countries. However, the Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations continue to grow, the Company will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Ascent Entertainment Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Ascent Entertainment Group, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Entertainment Group, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP

Denver, Colorado
February 24, 1999

                        ASCENT ENTERTAINMENT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                    (in thousands, except par value amounts)


                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $  42,425    $ 24,837
  Receivables, net (Note 4)...............................................................     62,911      59,354
  Prepaid expenses........................................................................     16,436      15,839
  Deferred income taxes (Note 8)..........................................................        417       2,577
  Income taxes receivable (Note 8)........................................................          -       8,212
  Other current assets....................................................................        394       1,462
  Net assets of discontinued operations (Note 2)..........................................     12,328          --
                                                                                            ---------    --------
    Total current assets                                                                      134,911     112,281
                                                                                            ---------    --------

  Property and equipment, net (Note 5)....................................................    388,762     336,805
  Restricted cash held in trust(Note 6)...................................................    112,478          --
  Goodwill, net...........................................................................    103,120     109,979
  Franchise rights, net...................................................................     92,559      97,373
  Investments (Note 3)....................................................................      5,533       5,979
  Deferred income taxes (Note 8)..........................................................      3,866          --
  Other assets, net.......................................................................     22,512      32,098
  Net assets of discontinued operations (Note 2)..........................................         --      34,411
                                                                                            ---------    --------


Total assets..............................................................................  $ 863,741    $728,926
                                                                                            =========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (Note 6)...........................................  $   3,665    $     --
  Accounts payable........................................................................     32,551      24,182
  Deferred income.........................................................................     50,941      46,727
  Other taxes payable.....................................................................      7,890      10,875
  Accrued compensation....................................................................      9,229      12,130
  Other accrued liabilities (Note 7)......................................................     21,441      16,161
  Income taxes payable (Note 8)...........................................................      1,821       2,213
                                                                                            ---------    --------
    Total current liabilities.............................................................    127,538     112,288
                                                                                            ---------    --------

  Long-term debt (Note 6).................................................................    441,707     259,958
  Other long-term liabilities (Note 7)....................................................     34,312      32,115
  Deferred income taxes (Note 8)..........................................................         --       1,699
                                                                                            ---------    --------


    Total liabilities.....................................................................    603,557     406,060
                                                                                            ---------    --------

  Minority interest (Note 3)..............................................................     83,658      95,168
  Commitments and contingencies (Notes 5, 6, and 9).......................................         --          --

Stockholders' equity (Note 10):
  Preferred stock, par value $.01 per share, 5,000 shares authorized, none
   outstanding............................................................................         --          --
  Common stock, par value $.01 per share, 60,000 shares authorized, 29,756 shares
   issued and outstanding.................................................................        297         297
  Additional paid-in capital..............................................................    306,358     307,248
  Accumulated deficit.....................................................................   (130,872)    (81,147)
  Accumulated other comprehensive income..................................................        743       1,300
                                                                                            ---------    --------
    Total stockholders' equity............................................................    176,526     227,698
                                                                                            ---------    --------


Total liabilities and stockholders' equity................................................  $ 863,741    $728,926
                                                                                            =========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)


                                                                                                       1998       1997       1996
                                                                                                     ---------  ---------  ---------


Revenues (Notes 9 and 12, and Note 13 for related party revenues)..................................  $343,629   $335,575   $252,333
                                                                                                     --------   --------   --------
Operating expenses:
  Cost of services.................................................................................   270,114    273,742    205,410
  Depreciation and amortization....................................................................   105,856     97,545     71,895
  General and administrative.......................................................................     7,652      8,404      9,678
                                                                                                     --------   --------   --------
   Total operating expenses........................................................................   383,622    379,691    286,983
                                                                                                     --------   --------   --------

Loss from continuing operations....................................................................   (39,993)   (44,116)   (34,650)
Other income (expense), net........................................................................     1,942       (382)       533
Interest expense, net (Notes 6 and 13).............................................................   (24,489)   (20,971)   (10,715)
                                                                                                     --------   --------   --------

Loss from continuing operations before taxes, minority interest and
 extraordinary item................................................................................   (62,540)   (65,469)   (44,832)
Income tax benefit (Note 8)........................................................................     5,512      7,693      9,114
                                                                                                     --------   --------   --------

Loss from continuing operations before minority interest and
 extraordinary item................................................................................   (57,028)   (57,776)   (35,718)
Minority interest..................................................................................    11,211     14,319      6,812
                                                                                                     --------   --------   --------
Loss from continuing operations before extraordinary item..........................................   (45,817)   (43,457)   (28,906)
Income(loss) from discontinued operations, net of taxes(Note 2)....................................    (3,908)     1,943     (6,794)
                                                                                                     --------   --------   --------
Loss before extraordinary item.....................................................................   (49,725)   (41,514)   (35,700)
Extraordinary item-loss on early extinguishment of debt, net of taxes..............................        --         --       (334)
                                                                                                     --------   --------   --------
Net loss...........................................................................................  $(49,725)  $(41,514)  $(36,034)

                                                                                                     ========   ========   ========

Basic and diluted net loss per common share:
 Loss from continuing operations before extraordinary item.........................................    $(1.54)    $(1.47)  $   (.97)
 Discontinued operations...........................................................................      (.13)       .07       (.23)
 Extraordinary loss on early extinguishment of debt, net of taxes..................................        --         --       (.01)
                                                                                                     --------   --------   --------
Basic and diluted net loss per share...............................................................    $(1.67)    $(1.40)  $  (1.21)
                                                                                                     ========   ========   ========


Weighted average number of common shares outstanding...............................................    29,756     29,755     29,753
                                                                                                     ========   ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                 Years ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                                                                      1998       1997       1996
                                                                                                    ---------  ---------  ---------
Net Loss..........................................................................................  $(49,725)  $(41,514)  $(36,034)
                                                                                                    --------   --------   --------
Other comprehensive income (loss).................................................................
  Unrealized gain (loss) on securities............................................................      (857)       (80)     2,080
  Income tax (expense) benefit related to items of other
   comprehensive income (loss)....................................................................       300         28       (728)
                                                                                                    --------   --------   --------
  Other comprehensive income (loss), net of tax...................................................      (557)       (52)     1,352
                                                                                                    --------   --------   --------

Comprehensive loss................................................................................  $(50,282)  $(41,566)  $(34,682)
                                                                                                    ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                                                                    Accumulated
                                                        Additional                     Other           Total
                                                Common    Paid-in    Accumulated   Comprehensive   Stockholder's
                                                Stock     Capital      Deficit         Income          Equity
                                                ------  -----------  ------------  --------------  --------------
Balance at January 1, 1996....................    $297    $304,571     $(  3,599)             --       $ 301,269
                                                    --          --            --              --              --
  Net loss....................................      --          --      ( 36,034)             --        ( 36,034)
  Adjustment of OCC investment (Note3)........      --       1,178            --              --           1,178
  Capital  Contribution from COMSAT
   (Note 13)..................................      --       1,820            --              --           1,820
  Other comprehensive income (loss), net......      --          --            --          $1,352           1,352
                                                ------    --------     ---------          ------       ---------

Balance at December 31, 1996..................     297     307,569      ( 39,633)          1,352         269,585

  Net loss....................................      --          --      ( 41,514)             --         (41,514)
  Other comprehensive income(loss), net.......      --          --            --             (52)            (52)
  Other.......................................      --        (321)           --              --            (321)
                                                ------    --------     ---------          ------       ---------

Balance at December 31, 1997..................     297     307,248       (81,147)          1,300         227,698

  Net loss....................................      --          --       (49,725)             --         (49,725)
  Other comprehensive income(loss), net.......      --          --            --            (557)           (557)
  Other.......................................      --        (890)           --              --            (890)
                                                ------    --------     ---------          ------       ---------

Balance at December 31, 1998..................    $297    $306,358     $(130,872)         $  743       $ 176,526
                                                ======    ========     =========          ======       =========

The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                                          1998        1997        1996
                                                                                       ----------  ----------  -------
OPERATING ACTIVITIES:
  Net loss...........................................................................  $ (49,725)  $ (41,514)  $ (36,034)
  Adjustments to reconcile net loss to net cash provided by  continuing operations:
   Depreciation and amortization.....................................................    105,856      97,545      71,895
   Minority interest in losses of subsidiaries.......................................    (11,211)    (14,319)     (6,812)
   (Income)Loss from discontinued operations.........................................      3,908      (1,943)      6,794
   Equity in earnings of unconsolidated partnerships and  joint ventures.............     (1,106)       (612)       (346)
   Accretion of discount on Senior Secured Notes.....................................     15,579         294          --
   Provision for loss on investments.................................................        856       1,125       2,310
   (Gain)Loss on disposals of property and equipment.................................         72      (1,016)         11
   Extraordinary loss on extinguishment of debt, net.................................         --          --         334
   Changes in operating assets and liabilities:......................................
    Current assets...................................................................      7,286      (3,945)     (6,675)
    Current liabilities..............................................................     13,245      19,698     (11,542)
    Noncurrent assets................................................................      1,858     (13,623)     (3,740)
    Noncurrent liabilities...........................................................     (1,467)      4,701       7,031
    Other............................................................................         --          (2)        572
                                                                                       ---------   ---------   ---------
   Net cash provided by operating activities of continuing operations................     85,151      46,389      23,798
   Net cash provided by (used in) discontinued operations............................     16,735       6,536     (21,865)
                                                                                       ---------   ---------   ---------
   Net cash provided by operating activities.........................................    101,886      52,925       1,933
                                                                                       ---------   ---------   ---------
INVESTING ACTIVITIES:
   Purchase of restricted cash investments...........................................   (149,043)         --          --
   Sales of restricted cash investments..............................................     36,565          --          --
   Proceeds from notes and other long-term receivable................................      2,704       2,951       6,684
   Proceeds from sale of investments.................................................        396       1,920       3,608
   Purchase of property and equipment................................................   (141,893)   (119,046)    (88,833)
   Proceeds from sale of property and equipment......................................         --       4,459         187
   Investment in unconsolidated businesses...........................................         --          --      (4,125)
   Distributions from partnerships and joint ventures................................        366         738          --
   Net cash paid in acquisition of SpectraVision.....................................         --          --      (9,572)
                                                                                       ---------   ---------   ---------
   Net cash used in investing activities.............................................   (250,905)   (108,978)    (92,051)
                                                                                       ---------   ---------   ---------
FINANCING ACTIVITIES:
   Net proceeds from issuance of Arena Notes.........................................    136,607          --          --
   Net proceeds from issuance of Senior Secured Discount Notes.......................         --     122,231          --
   Proceeds from borrowings under former credit facilities...........................         --      59,000      75,000
   Repayment of borrowings under former credit facilities............................         --    (252,000)   (145,000)
   Proceeds from borrowings under credit facilities..................................     30,000     133,000     205,537
   Payments under revolving credit loans and other notes payable.....................         --          --     (15,207)
   Payment of SpectraVision debt.....................................................         --          --     (40,000)
   Capital Contribution from COMSAT..................................................         --          --       1,820
   Proceeds from issuance of subsidiary's equity instruments.........................         --      15,000       2,587
   Common stock issued...............................................................         --          17          --
   Other.............................................................................         --          --      (1,749)
                                                                                       ---------   ---------   ---------
   Net cash provided by financing activities.........................................    166,607      77,248      82,988
                                                                                       ---------   ---------   ---------
   Net increase (decrease) in cash and cash equivalents..............................     17,588      21,195      (7,130)
  Cash and cash equivalents, beginning of year.......................................     24,837       3,642      10,772
                                                                                       ---------   ---------   ---------
  Cash and cash equivalents, end of year.............................................  $  42,425   $  24,837   $   3,642
                                                                                       =========   =========   =========

Supplemental cash flow information:
   Interest paid.....................................................................  $  12,713   $  16,712   $   8,851
                                                                                       =========   =========   =========
   Income taxes paid.................................................................  $     581   $   2,447   $      --
                                                                                       =========   =========   =========

Non-cash investing and financing activities:
   Reversal of accrual made in OCC purchase price allocation.........................  $      --   $   3,000   $      --
                                                                                       =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Note 1 -- Organization and Summary of Significant Accounting Policies:

  The accounting and reporting practices of Ascent Entertainment Group, Inc. (the "Company" or "Ascent") and its majority owned subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a summary of the Company's significant accounting and reporting policies.

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries which include On Command Corporation ("OCC"), the Denver Nuggets Limited Partnership (the "Nuggets"), the Colorado Avalanche, LLC (the "Avalanche"), and Ascent Arena Company, LLC (the "Arena Company"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent, was merged into Ascent and became an operating division of Ascent on May 30, 1997. Beacon Communications LLC. ("Beacon") is accounted for as a discontinued operation (See Note 2). All significant intercompany transactions have been eliminated.

  OCC provides video distribution and pay-per-view video entertainment services to the lodging industry and has operating subsidiaries or branches in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand, the United Kingdom, Spain and Australia. ANS provides video distribution services to the National Broadcasting Company ("NBC") television network and other private networks. The Nuggets own a franchise in the National Basketball Association ("NBA"). The Avalanche own a franchise in the National Hockey League ("NHL"). The Arena Company owns and is managing the construction of a new arena in Downtown Denver.

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

  On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement, both dated as of June 3, 1997 (see Notes 8 and 13) in connection with the Distribution. Ascent and COMSAT also terminated the Intercompany Services Agreement and Corporate Agreement entered into in connection with the Offering resulting in, among other things, the termination of the restriction on Ascent's incurring indebtedness without the consent of COMSAT. As a result of the Distribution, Ascent became an independent publicly held corporation. All costs incurred by Ascent during 1997 which were directly associated with the Distribution have been charged to expense.

Cash and Cash Equivalents. Ascent considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash Held in Trust. Restricted cash investments consist of investment grade money market instruments with maturities of less than one year. These investments are carried at amortized cost, which approxiamates fair value, and are restricted as to withdrawal (see Note 6). Restricted investments are held in the Company's name and held in a trust at a major financial institution.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Installed video systems consist of video system equipment and related costs of installation at hotel locations. Distribution systems to networks consist of equipment at network affiliates and the related costs of installation. Construction in progress consists of construction and pre-operating expenditures on the Denver Arena Project (see
Note 5) and purchased and manufactured parts of partially constructed video systems at OCC.

  The Company capitalizes interest incurred on funds used to construct the Denver arena project (see Note 5). The capitalized interest is recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life, once the arena is operational. During the years ended December 31, 1998 and 1997, $4,184,000 and $222,000 of interest costs were capitalized respectively. No interest was capitalized in 1996.

  Depreciation and amortization are calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment are: installed video systems, 3 to 7 years; distribution systems, 10 to 15 years; furniture, fixtures and equipment, 3 to 10 years; and buildings and leasehold improvements, 3 to 20 years. Video systems and equipment acquired in the acquisition of SpectraVision (see Note 3) are being depreciated over 36 months.

Goodwill. The consolidated balance sheets include goodwill related to the acquisitions of On Command Video Corporation and the Nuggets by Ascent, and SpectraVision by OCC (see Note 3). Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $24,238,000 and $17,380,000 at December 31, 1998 and 1997, respectively.

Franchise Rights. Franchise rights were recorded in connection with the purchases of the Nuggets beginning in 1989 and the Avalanche beginning in 1995. Such rights are being amortized over 25 years. The amounts shown on the consolidated balance sheets are net of accumulated amortization of $27,801,000 and $22,988,000 at December 31, 1998 and 1997, respectively.

Evaluation of Long-Lived Assets. The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."
As of December 31, 1998 and 1997, management believes that there was not any impairment of the Company's long-lived assets or any other such identifiable intangibles.

Debt Issuance Costs. Costs associated with the issuance of the Company's Senior Secured Discount notes, the Arena Notes and current credit facilities are capitalized and amortized over the term of the related borrowing or facility. Amortization of debt issuance costs is charged to operations and is included in interest expense.

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

Revenue and Cost Recognition. OCC installs pay-per-view video systems in hotels, generally under five to seven-year agreements, whereby revenues are recognized at the time of viewing. Revenue from the sale of video systems is recognized when the equipment is shipped, except for systems requiring installation by OCC, which is recognized upon completion of the installation. Revenues from royalties are recognized when earned.

  The Nuggets and Avalanche game admission and broadcasting revenues are recognized as earned per home game during the teams' pre-season, regular season, and potential post-season, which is generally from September to May of the following calendar year. Certain team and game costs, principally gate assessments, arena rentals and user fees, are recorded and expensed on the same basis. Player salaries, related fringe benefits and insurance, are recognized on a per-day basis during the teams' regular playing seasons. Advance ticket sales and advance payments received on television, radio, concessionaire and marketing contracts, and advance payments for team and game expenses, are recorded as deferred revenues and deferred game expenses, respectively, and amortized ratably as regular season games are played. Sponsor and concessionaire contracts exceeding one year in length are deferred and amortized over the life of the contract. Sponsor contracts one year in length are recognized as the services are performed during the playing season.

  Revenue from other services is recorded as services are provided.

General and administrative expense. General and administrative expenses include only those costs incurred by the parent company, Ascent Entertainment Group, Inc. Similar costs incurred by the Company's division and majority-owned subsidiaries are included in the cost of services in the accompanying statements of operations. For the years ended December 31, 1998, 1997, and 1996, the Company's subsidiaries incurred related costs of $30,735,000, $28,298,000, and $18,988,000, respectively.

Research and Development Costs. Research and development costs are charged to operations as incurred. These costs are included in cost of services in the consolidated statements of operations. The amounts charged were $7,537,000, $6,912,000 and $4,628,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Net Loss Per Share. The Company computes and presents its net loss per share in accordance with SFAS No. 128 "Earnings Per Share". Net loss per share is calculated using the income available to common stockholders divided by the weighted average number of common shares outstanding in the respective years. Dilutive shares were 29,756,000, 29,755,000 and 30,012,200, for the years ended December 31, 1998, 1997, and 1996, respectively. The Company has not presented diluted loss per share, which would include the impact of potential dilutive common shares in the respective periods, because their inclusion would have been antidilutive in all periods presented.

Use of Estimates, Significant Risks and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the estimated useful lives of video systems and property and equipment, intangible assets, including goodwill and franchise rights, the reduction in construction in progress to its net realizable value and the amounts of certain accrued liabilities.

  The Company participates in the highly competitive multimedia distribution, network services and entertainment industries and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: declines in hotel occupancy as a result of general business, economic, seasonal or other factors; loss of one or more of its major hotel chain customers; a decline in ticket sales and other revenues by the sports franchises; ability to obtain additional capital to finance capital expenditures; ability to retain senior management and key employees, including players; ability to convert operational computer software to be year 2000 compliant; and risks of technological obsolescence.

Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations or cash flows.

  In 1998, OCC early adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In 1998, the OCC capitalized $4,100,000 of costs in accordance with this SOP.

Reclassifications. Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the current year's presentation.

Note 2 -- Discontinued Operations:

     On January 20, 1999, the Company sold 90% of its interest in Beacon to an investor group controlled by Beacon's management and venture capital investors
(the "Buyers").   The purchase price for the 90% interest was $19,000,000 in cash, net of certain adjustments, after which the Company received approximately
$16,000,000 at closing.   The Company is entitled to receive future cash
consideration of approximately $1,000,000, which the Company expects to receive
in the first quarter of 1999.   After the sale of its 90% interest, the Company
has no future obligations to fund any of Beacon's liabilities or film
development or production commitments.   The 10% interest in Beacon retained by
the Company is subject to limited purchase and sale options between the Company
and the Buyers at a price proportionate to the purchase price.   The Company's
remaining investment in Beacon will be accounted for using the cost method. In the first quarter of 1999, the Company expects to report a gain on the sale of its 90% interest in Beacon.

     The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 pursuant to guidance contained in Emerging Issues Task Force Issue No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet date but before the Issuance of the Financial Statements." Accordingly, the consolidated financial statements have been restated for all prior years presented to reflect the
results of operations and net assets of Beacon as discontinued operations.   The
income (loss) of Beacon, net of tax, for the three years ended December 31, 1998 is composed of the following:

                                                                                     1998         1997      1996
                                                                                --------------  --------  ---------
                                                                                             (in thousands)
Revenues......................................................................        $28,195    $92,939   $ 5,787
                                                                                      =======    =======   =======

Income (loss) from discontinued operations before taxes.......................        $(4,798)   $ 1,820   $(9,637)

Income tax benefit............................................................            890        123     2,843
                                                                                      -------    -------   -------

Income (loss) from discontinued operations....................................        $(3,908)   $ 1,943   $(6,794)
                                                                                      =======    =======   =======

The net assets of the discontinued operations included in the consolidated balance sheets as of December 31, 1998 and 1997, consist of the following:

                                                                                                          1998          1997
                                                                                                        ---------  --------------
                                                                                                            (in thousands)
Current Assets (primarily receivables)................................................................  $  3,062         $12,296
Film inventory, net...................................................................................    48,457          17,442
Intangible and other assets...........................................................................    10,651          14,732
Current liabilities...................................................................................    (5,763)         (4,726)
Non-recourse film financing...........................................................................   (35,079)             --
Other long term liabilities...........................................................................    (9,000)         (5,333)
                                                                                                        --------         -------

Net assets of discontinued operations.................................................................  $ 12,328         $34,411
                                                                                                        ========         =======


Note 3 -- Acquisition and Other Investments:

Acquisition.  Effective October 8, 1996, Ascent through its newly formed
-----------
subsidiary, OCC, acquired the assets, properties and certain liabilities of SpectraVision, Inc. (the "Acquisition"), a leading provider of in-room video entertainment services to the lodging industry. Prior to the acquisition of SpectraVision, On Command Video Corporation ("OCV"), formerly an 84% owned subsidiary of Ascent, was merged with a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and Plan of Merger. At the Closing Date, Ascent and the minority stockholders of OCV received 21,750,000 shares of OCC common stock (Ascent received 17,149,766 of these shares.) In consideration of the acquisition of the assets and properties of SpectraVision by OCC, 8,041,618 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to SpectraVision's creditors. An additional 208,382 shares, which were held in reserve pursuant to the Acquisition Agreement, were subsequently distributed primarily to the SpectraVision bankruptcy estate for the benefit of SpectraVision's creditors. Ascent owns approximately 57% of the common stock of OCC as of December 31, 1998.

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

          The acquisition of SpectraVision was accounted for under the purchase method and, accordingly, the results of operations of SpectraVision are included in the consolidated financial statements from the date of acquisition. The aggregate purchase consideration was allocated to the acquired assets and assumed liabilities of SpectraVision, based on their respective fair market values. The fair value of tangible assets acquired and liabilities assumed was approximately $66,000,000 and $64,000,000, respectively. In addition, $2,000,000 of the purchase price was allocated to purchased technology. The balance of the purchase price, $87,636,000, was recorded as goodwill and is being amortized over twenty years on a straight-line basis. The assets acquired and liabilities assumed are as follows (in thousands):


Estimated fair value of assets acquired
   (including intangibles of $92,636)..............................................................................  $155,916
Liabilities assumed................................................................................................   (64,282)
                                                                                                                     --------
Net assets acquired at estimated fair value........................................................................    91,634
Cash paid (net of cash received of $257)...........................................................................    (9,572)
                                                                                                                     --------
Common stock and warrants issued...................................................................................  $ 82,062
                                                                                                                     ========

  The following unaudited pro forma consolidated results of operations for the year ended December 31, 1996 is presented as if the SpectraVision acquisition had been made at the beginning of 1996. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made at the beginning of 1996 or the future results of the combined operations.

(in thousands, except per share information):
 Revenues................................................................................................................  $337,633
 Net loss................................................................................................................  $(42,982)
 Basic and diluted loss per common share.................................................................................  $  (1.45)

          In connection with this transaction, the Company recorded an increase in additional paid-in capital of $1,178,000 as a result of the exchange of its investment in OCV for its investment in OCC.

Other Investments.  Other Investments consist of the following at December 31,
-----------------
1998 and 1997:

                                                                                                               1998        1997
                                                                                                          --------------  ------
                                                                                                                (in thousands)
Marketable equity securities............................................................................         $1,145   $2,001
Investment in MagiNet Corporation.......................................................................            348      348
Investments in partnerships and joint ventures:
   Elitch Gardens.......................................................................................             --      330
   NBA partnerships.....................................................................................          2,966    2,438
   Colorado Studios.....................................................................................          1,071      862
   Other................................................................................................              3       --
                                                                                                                 ------   ------
      Total other investments                                                                                    $5,533   $5,979
                                                                                                                 ======   ======


      At December 31, 1998 and 1997, the Company's investment in marketable equity securities consists of its investment in MetroMedia International Group. This investment is considered to be available-for-sale and accordingly, the net unrealized holding gain or loss, net of deferred income taxes, is reported in accumulated other comprehensive income. In 1996, the gross realized gain from the sale of a portion of these available-for-sale securities was $1,892,000 and is included in other income (expense) in the accompanying financial statements.

      The Company's investment in MagiNet Corporation (MagiNet), a private company, is accounted for at cost (see Notes 9 and 13). In the fourth quarter of 1997, OCC recorded a loss of $917,000 on its investment in MagiNet due to a dilution of its ownership interest in MagiNet. The Company's investments in partnerships and joint ventures are accounted for using the equity method.

      In September 1996, the Company recorded a $1,800,000 loss on its limited partnership investment in Elitch Gardens, an amusement park in Denver, Colorado, based on the announced sale of the amusement park to Premier Parks, Inc. The Company's share of proceeds from the sale, which closed on October 30, 1996, were subject to certain future adjustments. In December 1996 and June 1997, the Company recorded additional losses of $510,000 and $129,000, respectively, on its investment due to concerns over the liquidation of the partnership. The Company received cash distributions, including a final distribution in December 1998, of $396,000, $1,900,000 and $1,716,000 in 1998, 1997 and 1996,
respectively, in connection with the sale of Elitch Gardens.

Note 4 -- Receivables and Concentration of Credit Risk:

      Receivables consist of the following at December 31, 1998 and 1997:

                                                                                                            1998        1997
                                                                                                       --------------  -------
                                                                                                              (in thousands)
Trade receivables....................................................................................        $60,539   $56,648
Current portion of notes and long-term receivables...................................................          4,281     4,468
Less allowance for doubtful accounts.................................................................          1,909     1,762
                                                                                                             -------   -------
    Receivables, net.................................................................................        $62,911   $59,354
                                                                                                             =======   =======

    Ascent generates a substantial portion of its revenues from OCC and from hotel guests' usage of OCC pay-per-view video systems located in various hotels primarily throughout the United States, Canada, Mexico, Europe, Australia, and the Far East. OCC performs periodic credit evaluations of its installed hotel locations and generally requires no collateral. While the Company does maintain allowances for potential credit losses, actual bad debts have not been significant. The Company invests its cash in high-credit quality instruments and/or institutions. These instruments are short-term in nature and, therefore, bear minimal interest rate or credit risk.


Note 5 -- Property and Equipment:

    Property and equipment consists of the following at December 31, 1998 and 1997:

                                                                                                     1998         1997
                                                                                                --------------  --------
                                                                                                       (in thousands)
Land..........................................................................................       $ 20,533   $ 20,533
Buildings and leasehold improvements..........................................................          1,863      1,922
Installed video systems.......................................................................        482,350    406,574
Distribution systems to networks..............................................................        100,363     98,341
Furniture, fixtures and equipment.............................................................         26,631     18,419
                                                                                                     --------   --------
   Total......................................................................................        631,750    545,789

Less accumulated depreciation and amortization................................................        360,677    275,711
                                                                                                     --------   --------
Net property and equipment in service.........................................................        271,073    270,078
Construction-in-progress......................................................................        117,689     66,727
                                                                                                     --------   --------
  Property and equipment, net.................................................................       $388,762   $336,805
                                                                                                     ========   ========

Denver Arena Project. On May 7, 1997, the Arena Company entered into a Land Purchase Agreement (the "Land Purchase Agreement") with Southern Pacific Transportation Company ("SPT") pursuant to which on November 14, 1997 the Arena Company purchased approximately 49 acres in Denver as the site for the construction of an arena for a total purchase price of $20,533,000. The Land Purchase Agreement provides for the Arena Company and SPT to effect a State-approved voluntary environmental remediation plan on the site with SPT responsible for substantially all of the costs thereof, and for SPT to provide continuing indemnification with regard to certain other environmental liabilities through 2022 on a declining percentage basis.

  On November 13, 1997, Ascent and the Arena Company entered into a definitive agreement (the "Arena Agreement") with the City and County of Denver (the "City"). The Arena Agreement provides for Ascent to construct, own and manage a new arena in the City through its subsidiary, the Arena Company. The Arena Agreement also provides for the Arena Company to benefit from certain tax incentives and for the release of the Nuggets and Avalanche from their existing leases at the City's current arena, McNichols Arena, upon the completion of the new arena. In addition, upon completion of the new arena, Ascent is to transfer to the City the land associated with the arena and the City will lease the land back to Ascent for a 25 year term. At the end of such term the City will contribute the land back to Ascent.

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

  Development and construction of the new arena will cost approximately $169.1 million, including $5.7 million for construction cost overruns and other contingencies. Ascent is financing a portion of the total costs of the new arena from the net proceeds of the offering of the Arena Notes (see Note 6), with the remaining costs to be funded from equity investments and intercompany loans to the Arena Company from Ascent and LDA.

Other. On October 31, 1997, OCC sold the land and the building which housed the SpectraVision spare part depot in Richardson, Texas for $4,500,000 in cash.

Note 6 -- Long-Term Debt:

  Long-Term Debt consists of the following at December 31, 1998 and 1997:

                                                                                                   1998         1997
                                                                                                 --------  --------------
                                                                                                     (in thousands)
OCC Credit Facility, variable rate, due 2002...................................................  $163,000       $133,000
Senior Secured Discount Notes, 11.875%, due 2004, net of unamortized discount
  of $82,463 and $98,042.......................................................................   142,537        126,958
Arena Notes, 6.94%, due 2019...................................................................   139,835             --
                                                                                                 --------       --------
    Total......................................................................................   445,372        259,958
Less: Current maturities of long-term debt.....................................................     3,665             --
                                                                                                 --------       --------
    Total long-term debt.......................................................................  $441,707       $259,958
                                                                                                 ========       ========

OCC Credit Facility.  OCC currently has a $200.0 million credit facility(the
--------------------
"OCC Credit Facility"). The OCC Credit Facility matures in November 2002 and, subject to certain conditions, can be renewed for two additional years. At December 31, 1998, there was $37.0 million of available borrowings under the OCC Credit Facility, subject to certain covenant restrictions.

  Revolving loans extended under the OCC Credit Facility generally will bear interest at LIBOR plus a spread that may range from 0.375% to 0.75% depending on certain operating ratios of OCC. At December 31, 1998, the weighted average interest rate on the OCC Credit Facility was 5.9%. In addition, a fee ranging from .1875% to .25% per annum is charged on the unused portion of the OCC Credit Facility, depending on certain OCC operating ratios. The OCC Credit Facility contains customary covenants, including, among other things, compliance by OCC with certain financial covenants.

Senior Secured Discount Notes.  On December 22, 1997, Ascent completed the sale
------------------------------
of $225,000,000 principal amount at maturity of Senior Secured Discount Notes due 2004 (the "Senior Notes"). The Senior Notes, which mature on December 15, 2004, were sold at a discount for an aggregate price of $126,663,750, representing a yield to maturity of 11.875% computed on a semi-annual bond equivalent basis from the date of issuance. Cash interest will not accrue on the Senior Notes prior to December 15, 2002. Commencing December 15, 2002, cash interest on the senior notes will accrue and thereafter will be payable on June 15 and December 15 of each year (commencing June 15, 2003) at a rate of 11.875% per annum. The Senior Notes are redeemable, at the option of Ascent, in whole or in part, on or after December 15, 2001, at specified redemption prices plus accrued and unpaid interest. In addition, at any time prior to December 15, 2000, Ascent may redeem up to 35% of the originally issued principal amount at maturity of the Senior Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price equal to 111.875% of the accreted value thereof to the redemption date. The Senior Notes are senior secured indebtedness of Ascent, secured by a pledge of all of the capital stock of OCC, now owned or hereafter acquired by Ascent. The Senior Notes rank senior to all existing and future subordinated indebtedness of Ascent and pari passu in right of payment to all unsubordinated indebtedness of Ascent. The Senior Notes contain restrictions, including, among other things, the Company's ability to pay dividends, incur additional indebtedness and the making of loans, investments and other defined payments. The net proceeds from the offering and sale of the Senior Notes of approximately $121.0 million, after deducting debt issuance costs, were used to repay outstanding indebtedness under Ascent's former credit facility.

Arena Notes.  On July 29, 1998, the Arena Company's beneficially owned trust,
-----------
The Denver Arena Trust (the "Trust") issued and sold $139,835,000 principal amount of 6.94% Arena Revenue Backed Notes (the "Arena

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

  Pursuant to the Arena Notes, the Trust established restricted cash investment accounts which, among other things, received the proceeds from the Revenue Contracts, disburse funds for the development and construction of the Pepsi Center, disburse required principal and interest payments and establish debt service principal and interest reserve balances on behalf of the noteholders. The Arena Notes also provide that, if the aggregate cash available in these restricted cash accounts exceeds the required principal, interest and other payments due, including the required reserve balances, the balance of such excess cash available may be distributed to the Arena Company, subject to certain covenant restrictions. The net proceeds from the offering of $136.6 million, combined with initial deposits from certain corporate sponsorships of $5.0 million, deposits from suite licensing agreements of $5.9 million and additional advances from the Company of $1.6 million were used to purchase restricted cash investments. Subsequently, through December 31, 1998, the Trust has sold $36.6 million of such investments to fund the construction of the Arena.


Ascent Credit Facility.  Concurrently with the sale of the Senior Notes, the
----------------------
Company and a bank entered into a second amended and restated loan and security agreement (the "Ascent Credit Facility") to decrease the maximum amount of borrowings under the Company's existing credit facility from $140.0 million to $50.0 million and restate other terms and conditions of the previous agreement. Available borrowings under the Ascent Credit Facility, as amended, will be permanently reduced commencing in March 2000 and on a quarterly basis thereafter in varying amounts through December 2002 when the facility will terminate. The Ascent Credit facility requires the Company to repay and permanently reduce the available borrowings thereunder with 100% of the net cash proceeds from the issuance and sale of additional shares of the Company's capital stock and with the net cash proceeds from sales of assets of the Company or its subsidiaries (other than OCC), unless there exists no event of default and such proceeds are reinvested in similar assets within 120 days. In addition, the Ascent Credit Facility includes restrictions, on among other things, the Company's ability to pay dividends and to make loans and investments. At December 31, 1998, there was $50.0 million of available borrowings under the Ascent Credit Facility. In conjunction with sale of its membership interests in Beacon (see Note 2), the Company and the Bank amended the Ascent Credit facility to restate certain terms and conditions of the agreement relating to Beacon.

     The Ascent Credit facility is secured by first priority pledges of, and liens on, the capital stock and/or partnership or membership interests in all of the Company's subsidiaries other than OCC (collectively, the "Credit Facility Guarantors"), and a negative pledge on all of the assets of the Credit Facility Guarantors, with limited exceptions. The obligations of the Company under the Ascent Credit Facility are guaranteed by the Credit Facility Guarantors.

     At the Company's option, interest rates under the Ascent Credit Facility will be a fluctuating rate of interest equal to either (i) an adjusted London Interbank Offering Rate (LIBOR) plus an applicable borrowing margin or (ii) the greater of the Federal Funds Effective Rate plus .5% plus an applicable borrowing margin, or the bank's prime rate plus an applicable borrowing margin. The applicable borrowing margin will be 2.75% (for LIBOR borrowing) and 1.50% (for Base Rate borrowings) until December 31, 2000. Thereafter, the applicable borrowing margin will range from

2.00% to 2.75% for LIBOR borrowings or 0.75% to 1.50% for Base Rate borrowings, based upon certain financial ratios of the Company. In addition, a fee of .50% per annum is charged on the unused portion of the Ascent Credit Facility. The Ascent Credit Facility also contains customary events of default requiring Ascent to maintain certain financial covenants and events of default specifically related to Ascent's Sports Teams and the construction of the arena.

  In October 1996, upon the closing of the Company's previous credit facility with the bank, Ascent extinguished borrowings of $145.0 million outstanding under its then existing $175.0 million credit facility with a different bank. The Company utilized funds received from OCC of $39.3 million and borrowed $110.0 million under its new credit facility to extinguish its outstanding bank obligations, including accrued interest, and other Ascent obligations. The Company recorded an extraordinary loss of approximately $334,000, net of taxes, of $157,000 during the fourth quarter of 1996 in connection with the extinguishment of its previous credit facility.

  Total minimum payments on long-term debt for the years subsequent to December 31, 1998, assuming the Senior Notes are not redeemed prior to maturity and the OCC Credit facility is not extended, are as follows (in thousands):

1999........................................................................................              $  3,665
2000........................................................................................                 9,485
2001........................................................................................                 5,075
2002........................................................................................               168,600
2003........................................................................................                 6,155
Thereafter..................................................................................               334,855
                                                                                                          --------
    Total...................................................................................              $527,835
                                                                                                          ========

Note 7 -- Deferred Compensation and Other Obligations

          Deferred compensation and other obligations, which are included in other long-term liabilities on the accompanying balance sheet, consists of the following at December 31, 1998 and 1997:

                                                                                                           1998        1997
                                                                                                      --------------  -------
                                                                                                           (in thousands)
Severance and other employment obligations, at varying interest
 rates, payable through 2013........................................................................        $10,484   $ 8,595
Deferred compensation contracts, at varying interest rates, payable
                                                                                                            -------   -------
 through 2021.......................................................................................          7,119     8,183
                                                                                                            -------   -------
    Total...........................................................................................         17,603    16,778
Less: Imputed interest..............................................................................          2,596     3,005
Current maturities (included in other accrued liabilities)..........................................          6,521     4,314
                                                                                                            -------   -------

    Total...........................................................................................        $ 8,486   $ 9,459
                                                                                                            =======   =======


    Total annual payments on long-term deferred compensation and other obligations for the years subsequent to December 31, 1998 are as follows (in thousands):

1999........................................................................................               $ 6,521
2000........................................................................................                 4,346
2001........................................................................................                 1,490
2002........................................................................................                   973
2003........................................................................................                   367
Thereafter..................................................................................                 3,906
                                                                                                           -------
      Total.................................................................................               $17,603
                                                                                                           =======


Note 8 -- Income Taxes

          Through June 27, 1997, the date of the Distribution, Ascent was a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering (see Note 1). Such tax provision, up to the Distribution, was calculated as if prepared on a separate return basis.
Pursuant to the tax sharing agreement and the tax disaffiliation agreement, taxes payable or receivable with respect to periods that Ascent was included in COMSAT's consolidated tax group are settled with COMSAT annually. At December 31, 1998 and 1997, Ascent's federal income tax receivable from COMSAT was $1,196,000 and $7,945,000, respectively. The balance due from COMSAT at December 31, 1998 is included in other long-term assets in the accompanying financial statements. As a result of the Distribution (see Notes 1 and 13), the Company ceased being a member of COMSAT's consolidated tax group. Additionally, in conjunction with the SpectraVision acquisition, Ascent's ownership in OCC decreased to approximately 57% and OCC began filing a separate return commencing on October 9, 1996.


     The components of income tax expense (benefit) on continuing operations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                 1998         1997       1996
                                                                            --------------  ---------  ---------
Federal:                                                                                (in thousands)
  Current.................................................................        $   851    $(6,014)  $(12,852)
  Deferred................................................................         (6,079)    (2,675)     3,130
State and local...........................................................           (175)       408        110
Foreign...................................................................           (109)       588        498
                                                                                  -------    -------   --------
    Total.................................................................        $(5,512)   $(7,693)  $ (9,114)
                                                                                  =======    =======   ========


  The difference between the Company's income tax benefit computed at the statutory federal tax rate and Ascent's effective tax rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                                              1998         1997       1996
                                                                                         --------------  ---------  ---------
                                                                                                      (in thousands)
Federal income tax benefit computed at the statutory rate..............................       $(21,889)  $(22,121)  $(15,690)
State income tax benefit, net of federal income tax benefit............................         (1,194)    (1,110)      (573)
Goodwill amortization..................................................................          2,542      2,464        860
Foreign taxes..........................................................................           (109)       588        498
Changes in valuation allowance.........................................................         15,815     10,620      5,333
Other..................................................................................           (677)     1,866        458
                                                                                              --------   --------   --------

     Income tax benefit                                                                       $ (5,512)  $ (7,693)  $ (9,114)
                                                                                              ========   ========   ========


      The net current and net non-current components of deferred tax assets and liabilities as shown on the balance sheets at December 31, 1998 and 1997 are:

                                                                                                     1998         1997
                                                                                                --------------  --------
                                                                                                        (in thousands)
Current deferred tax asset....................................................................         $  417   $ 2,577
Non-current deferred tax asset (liability)....................................................          3,866    (1,699)
                                                                                                       ------   -------
     Net deferred tax asset...................................................................         $4,283   $   878
                                                                                                       ======   =======

     The deferred tax assets and liabilities at December 31, 1998 and 1997 are:

                                                                                                1998         1997
                                                                                           --------------  ---------
                                                                                                  (in thousands)
Assets:
  Net operating loss carryforwards.......................................................       $ 38,426   $ 26,995
  Alternative minimum tax credit carryforwards...........................................         11,123     10,202
  Other accrued liabilities..............................................................         13,124      9,464
  Amortization of intangibles............................................................          4,079      6,479
  Contract revenue.......................................................................          3,237      1,954
  Other..................................................................................          2,850      1,269
  Valuation allowance....................................................................        (55,200)   (39,385)
                                                                                                --------   --------
  Total deferred tax assets..............................................................         17,639     16,978
                                                                                                --------   --------

Liabilities:
  Property and equipment.................................................................            (21)      (909)
  Franchise rights.......................................................................        (11,003)   (12,255)
  Other..................................................................................         (2,332)    (2,936)
                                                                                                --------   --------
  Total deferred tax liabilities.........................................................        (13,356)   (16,100)
                                                                                                --------   --------
Net deferred asset                                                                              $  4,283   $    878
                                                                                                ========   ========

     OCC has federal net operating loss carryforwards of approximately $ 100.0 million which expire beginning in 2010. However, because of the acquisition of Spectra Vision by OCC, the pre-ownership change net operating loss carryforwards (approximately $43.0 million) are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $6.0 million. In addition, OCC has state net operating loss carryforwards of approximately $
66.0 million which expire beginning in 2000 and may be subject to limitation in the event of certain defined changes in stock ownership. OCC's alternative minimum tax credit carryforwards of approximately $1,595,000 and $251,000 are available to offset future regular federal and state tax liabilities, respectively.

     The Company also has alternative minimum tax credit carryforwards of approximately $9.5 million available to offset future regular federal tax liabilities.

Note 9 -- Commitments and Contingencies

Employment and Consulting Agreements.  Ascent has employment and consulting
------------------------------------
agreements with certain officers and entertainment talent. Virtually all of the player agreements provide for guaranteed payments. Other contracts provide for payments upon the fulfillment of their contractual terms and conditions, which generally relate only to normal performance of employment duties.

     Amounts required to be paid under such agreements (including approximately $195,522,000 relating to player agreements) are as follows at December 31, 1998 (in thousands):

1999.....................................................................................................             $ 65,541
2000.....................................................................................................               57,469
2001.....................................................................................................               37,319
2002.....................................................................................................               21,337
2003.....................................................................................................               21,430
Thereafter...............................................................................................               15,417
                                                                                                                      --------
     Total...............................................................................................             $218,513
                                                                                                                      ========

Facility and Equipment Leases.  Ascent leased its Corporate headquarters from
-----------------------------
COMSAT through June 1996 and continues to lease other facilities used by ANS under a three year lease. Total rental payments to COMSAT were approximately $46,000, $62,000 and $373,000 for the years ended December 31, 1998, 1997 and
1996, respectively. The Company has entered into an operating lease for its corporate headquarters which expires in May 2000.

          OCC leases its principal facilities under a non-cancelable operating lease which expires in December 2003. Rental payments under this lease were $1,553,000, $1,303,000 and $538,000 for years ended December 31, 1998, 1997 and
1996, respectively. In 1997 and 1996, the owner of this facility was a minority stockholder of OCC. In addition to lease payments, OCC is responsible for taxes, insurance and maintenance of the leased premises. OCC also leases certain other office space under non-cancelable operating leases expiring from 1999-2004 from unrelated parties.

          The Nuggets and the Avalanche have an agreement with the City and County of Denver (the "City") for use of the City's playing facility, McNichols Arena, as well as offices and training rooms. The lease, as modified by the Arena Agreement (see Note 5), extends through the completion of the new arena and requires annual maximum rental payments, of $350,000 and $400,000 per year for the Nuggets and Avalanche, respectively. The total payment for McNichols Arena was $506,400, $750,000 and $700,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

          The Company and it's subsidiaries also lease equipment under non-cancelable operating leases which extend through 2004. Rental expense under all non-cancelable leases was approximately $6,733,000, $7,395,000 and $5,572,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

          The future minimum rental commitments under the Company's facility and equipment leases at December 31, 1998 are as follows (in thousands):

1999........................................................................................................              $ 7,073
2000........................................................................................................                2,927
2001........................................................................................................                1,970
2002........................................................................................................                1,783
2003........................................................................................................                1,773
Thereafter..................................................................................................                  893
                                                                                                                          -------
     Total..................................................................................................              $16,419
                                                                                                                          =======

Purchase Commitments - Excluding costs related to the construction of the new
--------------------
arena (see Note 5), the Company has non-cancelable commitments for the purchase of video systems and office equipment totaling $7,100,000 as of December 31, 1998.

Concession Agreement - On April 3, 1998, the Arena Company entered into two
--------------------
separate ten year management agreements with Ogden Entertainment, Inc. ("Ogden") and Levy Premium Food Service, Inc. ("Levy") pursuant to which Ogden agreed to manage all of the concession operations at the new arena, except for Suites, the Club Seats, the restaurants and floor seats (collectively, the premium areas),
which will be managed by Levy.   Pursuant to the management agreements, the
Arena Company will receive $5,000,000 from Ogden and $3,000,000 from Levy during 1999 as manager contributions for the new arena. Under the terms of the management agreements, the Arena Company will be contingently liable for the unamortized portion of such manager contributions, plus other reasonable damages, if the Arena Company should terminate the management agreements.

Litigation. On September 11, 1998, OCC reached an agreement with LodgeNet
----------
Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party.
The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,800,000. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998 and expects to receive an additional two payments of approximately $3,950,000 (net of expenses) in July 1999 and July 2000. OCC will be recognizing the additional royalty revenue as the cash payments are received.

          In September 1998, OCV filed suit against MagiNet(see Note 3), alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet.

          The Company is a party to certain other legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations. In addition, through its ownership of the Nuggets and the Avalanche, the Company is a defendant along with other NBA and NHL owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NBA or NHL, as the case may be, for the costs of defending such lawsuits and any liabilities of the NBA or NHL which might result from such lawsuits. The Company does not believe that any such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain American Basketball Association ("ABA") related obligations and litigation, including costs to defend such actions. Management of Ascent believes that the ultimate disposition and the costs of defending these or any other incidental NBA or NHL legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the financial statements of the Company.

NBA Collective Bargaining - Under the terms of the NBA Collective Bargaining
-------------------------
Agreement (the "CBA of 1995"), the NBA had the right to terminate the CBA of 1995 after the 1997/98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams exceeded 51.8% of projected basketball related income ("BRI") for the 1997/98 season. On March 23, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the CBA of 1995 effective as of June 30, 1998, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997/98 season would exceed 51.8% of the projected BRI. Effective July 1, 1998, the NBA terminated the CBA of 1995 and commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

          On January 6, 1999, after a 189 day work stoppage, the NBA Players' Association approved a new NBA Collective Bargaining Agreement ("CBA of 1999"), which was subsequently ratified by the NBA owners on January 7, 1999, and signed on January 20, 1999. The CBA of 1999 has a six year term, with an option for a seventh year, exercisable in the sole discretion of the NBA. The agreement provides for, among other things, maximum and minimum total team salaries, subject to various exceptions, and maximum and minimum individual player salaries.

          As a result of the lockout, the scheduled start of the 1998/99 NBA regular season was delayed until February 5, 1999. Consequently, the Nuggets' 1998/99 season will consist of 50 games versus a normal schedule of 82 games, 25 of which will be played at the Nuggets home arena. The Nuggets results of operations as compared to the prior year's operation have and will be affected by the absence of games during the fourth quarter of 1998 and the increase in the number of games during the first half of 1999. However, the impact to the Company from the decreases in revenue due to the delay of the 1998/99 NBA season was partially offset by a reduction in costs for the Nuggets, primarily player salaries during the last half of 1999.

Note 10 -- Stockholders' Equity

          Stockholders' Rights Plan. On June 27, 1997, the Company adopted a
          -------------------------
Rights Plan (the "Plan") and, in accordance with the Plan, declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable July 10, 1997 to stockholders of record on that date. The Plan is intended to enable all Ascent stockholders to realize the long term value of their investment in the Company. The Plan will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

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

          Stock Option Plans. Ascent adopted the 1995 Key Employee Stock Plan
          ------------------
(the "Employee Plan") and the 1995 Non-Employee Directors Stock Plan (the "Director Option Plan") contemporaneously with the Offering. The Employee Plan provides for the issuance of stock options, restricted stock awards, stock appreciation rights and other stock based awards and the Director's Option Plan provides for the issuance of stock options and common stock. Options granted under the Employee or Director Option Plans generally expire 10 years from the date of grant. For each of the Plans, options are generally granted at prices not less than the fair market value of the Company's common stock at the date of grant. In order for the Distribution to be tax-free (see Notes 1 and 13), the Distribution Agreement required Ascent to cancel substantially all of the outstanding options, and not to have any plans or agreements to issue stock. Therefore, in connection with the Distribution, the Director Option Plan was terminated as it only provided for the issuance of common stock and stock options. In addition, substantially all of the stock options previously granted under the Employee Plan (1,283,750 options) were canceled and, in exchange, option holders were issued stock appreciation rights ("SARs"), payable only in cash, with an exercise price equal to $9.53 per share, based on the average trading price of the Ascent common stock for five days commencing with the date of the Distribution. In addition, under the Employee Plan, 120,000 SARs were granted to certain officers and key employees of the Company in June 1997 and 22,000 SARs were granted to other employees in October 1997. The SARs permit the optionee to surrender the SAR, in whole or in part, on any date that the fair market value of the Company's common stock exceeds the exercise price for the SAR and receive payment in cash. Payment would be equal to the excess of the fair market value of the shares reflected by the surrendered SAR over the exercise price for such shares. The SARs vest over either a three year or five year period from the date of grant of the option for which they were exchanged. In June 1997, the Company also adopted the 1997 Non-employee Directors Stock Appreciation Rights Plan, approved by the stockholders in April 1998, pursuant to which each non-employee director was granted a SAR with respect to 100,000 shares of Ascent common stock with a three year vesting period. The exercise price for the non-employee directors SARs is $8.27 per share, the market price on the date of the Distribution. The change in value of SARs is reflected in the Company's statement of operations based upon the market value of the common stock. During the years ended December 31, 1998 and 1997 the Company recorded an expense (benefit) of ($424,000), and $424,000 relating to the SARs, respectively.

     The weighted average remaining contractual life of the outstanding options under the Director Option Plan at December 31, 1998 is approximately 7.5 years. The following is a summary of changes in shares under the Company's Stock Option
Plans:

                                                                                           Options Outstanding
                                                                                       ---------------------------

                                                                          Options                      Weighted
                                                                       Available for    Number of      Average
                                                                           Grant         Shares     Exercise Price
                                                                       --------------  -----------  --------------
Balances, January 1, 1996............................................        661,250      948,750           $15.00
  Granted (weighted average fair value of $8.63).....................       (397,500)     397,500            18.14
  Exercised..........................................................             --           --               --
  Canceled/expired...................................................          3,000       (3,000)           15.00
                                                                            --------   ----------           ------
Balances, December 31, 1996..........................................        266,750    1,343,250            15.93
  Conversion of options to SAR's.....................................             --   (1,283,750)           15.92
  Canceled/Expired...................................................             --      (14,500)           15.00
  Options granted....................................................         (8,000)       8,000            10.50
                                                                            --------   ----------           ------
Balances, December 31, 1997..........................................        258,750       53,000            15.31
  Exercised..........................................................             --           --               --
  Canceled/Expired...................................................             --      (32,000)           16.31
  Options granted....................................................             --           --               --
                                                                            --------   ----------           ------
Balances, December 31, 1998..........................................        258,750       21,000           $13.79
                                                                            ========   ==========           ======

       In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for the options granted under the Ascent Stock Option Plans in 1996 and 1997. Had compensation cost for the Director's Option Plan in 1998 and 1997 and, both the Director's and Employee's Plans in 1996 been determined based on the fair value at the grant date for awards made in those years consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the proforma amounts as indicated below (in thousands, except per share information):

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Net loss as reported.................................................................  $(49,725)  $(41,514)  $(36,034)
Net loss pro forma...................................................................  $(49,740)  $(41,571)  $(37,668)
Basic and diluted loss per share as reported.........................................  $  (1.67)  $(  1.40)  $(  1.21)
Basic and diluted loss per share pro forma...........................................  $  (1.67)  $(  1.40)  $(  1.27)

          Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values and in which the Company has no significant history or established trends. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: expected life, 12-24 months following the last vesting date of the award; stock volatility, 55.8%, 47.2% and 57.6%; risk free interest rates, 4.6%, 5.3% and 5.9%; and no dividends during expected term. The Company's calculations are based on an option valuation approach and forfeitures are recognized as they occur.

OCC Stock Option Plans.  OCC has also adopted a stock incentive plan (the "OCC
----------------------
Plan"), expiring in 2006, under which employees of OCC may be granted stock options, restricted stock awards, stock appreciation rights and other stock based awards. Under the OCC plan options generally are granted at fair market value on the date of grant. At December 31, 1998, the OCC Plan has 3,000,000 shares reserved for issuance and options to purchase 1,728,475 shares were outstanding.

          In addition, OCC has also adopted a stock option plan for its independent directors (the "OCC Directors Plan"). The OCC Directors Plan authorizes the granting of an award of 400 shares of the OCC's common stock and a non-qualified option to purchase 4,000 shares of OCC's common stock (a "Director Option") to each Independent Director on an annual basis. In 1998, 12,000 options were granted. No options were granted in 1997.

          OCC has also adopted the disclosure only provisions of SFAS 123. The Company's share of OCC's pro forma compensation cost for 1998, 1997 and 1996 would be approximately $1,652,000, $2,326,000 and $476,000 or an additional loss of $.06, $.08 and $.02 per share to the respective proforma amounts above.

COMSAT Stock Incentive Plans.  COMSAT has stock incentive plans which provide
----------------------------
for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. Qualifying employees of the Company have been participants of these plans. The amount of expense charged to the Company for participation in these plans in 1998, 1997 and 1996 was $437,000, $688,000 and $1,064,000, respectively.

Note 11 -- Employee Benefit Plans

Savings Plans.  OCC, ANS, the Nuggets, and the Avalanche each participate in
-------------
various 401(k) plans for qualifying employees. A portion of employee contributions is matched by the respective entity. Matching contributions for the years ended December 31, 1998, 1997 and 1996 were $1,091,000, $954,000 and
$1,266,000, respectively.

Nuggets.  The Nuggets contribute annually to the NBA's General Manager, Coaches
--------
and Trainers Pension Plan as well as the NBA Players Association Players' Pension Plan (collectively, the "NBA Plans"). These multi-employer plans are administered by the NBA and require the Nuggets to make annual contributions to the NBA Plans equal to an amount stated pursuant to the actuarial valuation. Contributions to the General Manager, Coaches and Trainers Plan charged to expense were $223,000, $185,000 and $134,000 for the periods ended December 31, 1998, 1997 and 1996, respectively. Contributions to the Players' Plan charged to expense were $265,000, $309,000 and $159,000 for the periods ended December 1998, 1997 and 1996, respectively. The Nuggets policy is to fund pension costs determined by the NBA actuaries.

          The NBA, in conjunction with the NBA Players Association, has established a Pre- Pension Benefit Plan which is designed to pay benefits to players subsequent to their retirement from the NBA but prior to the age of qualification for the normal players' pension plan. There were no contributions charged to expense under this plan for the years ended December 31, 1998, 1997 and 1996.

Avalanche.  The Avalanche contributes monthly to the National Hockey League
---------
Pension Society ("NHL Plan") for the benefit of its players. This multi-employer plan is administered by the NHL and requires the Avalanche to make contributions to the NHL Plan for the applicable playing season equal to an amount stated pursuant to an actuarial valuation. Contributions to the NHL Plan charged to expense were $146,000, $142,000 and $210,000 for the years ended December 31, 1998, 1997, 1996, respectively.

          The Avalanche is also required by the NHL to provide a pension or equivalent benefit for its general manager and head coach. This benefit corresponds to an established annual amount for each year of service beginning the season following age 60. The Avalanche has chosen to fund this benefit separately from the NHL plan for its various participants. For the years ended December 31, 1998 and 1997, the amount of contributions to the General Manager and Coaches Plan charged to expense was $16,000 and $36,000, respectively. The Avalanche is also required by the NHL to provide a pension benefit to other participants, however, the Avalanche makes available an employer matching contribution in conjunction with its 401(k) plan which satisfies this funding requirement. No contributions were made to the General Manager and Coaches plan for the year ended December 31, 1996 as the 401(k) employer matching contribution satisfied the funding requirements of the plan in that year.

Note 12 -- Business Segment Information

     The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. In accordance with SFAS No. 131, the Company has classified its businesses into 3 reporting segments: multimedia distribution, entertainment and network services. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry.
The entertainment segment includes three operating segments, the Denver Nuggets and the Colorado Avalanche franchises in the NBA and NHL, respectively, and the Arena Company, the owner and manager of the new arena. The network services segment includes the results of ANS and the video distribution services it provides to the NBC television network and other private networks. Accordingly, the financial information which follows has been restated to conform with the Company's new segment classifications pursuant to SFAS 131.

Information as to the operations of the Company is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income (loss) before depreciation and amortization, corporate
expenses and interest expense("EBITDA").   The Company's income taxes are not
evaluated at the segment level and, therefore, are not included herein.   The
accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

                                                                                         Years ended December 31,
                                                                                 -----------------------------------------
                                                                                      1998            1997         1996
                                                                                 --------------  --------------  ---------
                                                                                                  (in thousands)
Revenue (from external customers):
  Multimedia Distribution......................................................       $238,820    (1) $222,103   $147,469
  Entertainment................................................................         82,353          93,532     84,357
  Network Services.............................................................         22,456          19,940     20,507
                                                                                      --------   -------------   --------
  Total........................................................................       $343,629   $     335,575   $252,333
                                                                                      ========   =============   ========
Operating income (loss):
  Multimedia Distribution (2)..................................................       $(18,493)  $     (25,446)  $(15,502)
  Entertainment................................................................        (17,162)        (13,834)   (15,143)
  Network Services.............................................................          3,462           3,701      3,713
  Corporate....................................................................         (7,800)         (8,537)    (7,718)
                                                                                      --------   -------------   --------
  Total........................................................................       $(39,993)  $     (44,116)  $(34,650)
                                                                                      ========   =============   ========

Earnings (loss) before interest, taxes, depreciation and
  amortization (EBITDA):
  Multimedia Distribution......................................................       $ 72,045   $      55,579   $ 41,804
  Entertainment................................................................         (9,500)         (5,026)    (5,533)
  Network Services.............................................................         10,970          11,280     10,652
  Corporate....................................................................         (7,652)         (8,404)    (9,678)
                                                                                      --------   -------------   --------
  Total EBITDA.................................................................       $ 65,863   $      53,429   $ 37,245
                                                                                      --------   -------------   --------

  Less reconciling item -depreciation and amortization.........................        105,856          97,545     71,895
                                                                                      --------   -------------   --------
  Total operating income (loss)                                                        (39,993)        (44,116)   (34,650)
                                                                                      ========   =============   ========
Interest revenue:
  Multimedia Distibution.......................................................       $    489   $         153   $    104
  Entertainment................................................................            122              --         --
  Network Services.............................................................            386             671        975
  Corporate....................................................................          1,142             346        121
                                                                                      --------   -------------   --------
  Total........................................................................       $  2,139   $       1,170   $  1,200
                                                                                      ========   =============   ========
Interest expense, Net:
  Multimedia Distribution......................................................       $  9,834   $       7,612   $  1,613
  Entertainment................................................................            140             912      1,058
  Corporate....................................................................         14,515          12,447      8,044
                                                                                      --------   -------------   --------
  Total........................................................................       $ 24,489   $      20,971   $ 10,715
                                                                                      ========   =============   ========
Capital expenditures:
  Multimedia Distribution......................................................       $ 83,208   $      91,796   $ 70,545
  Entertainment................................................................         56,455          25,132     10,042
  Network Services.............................................................          2,071           1,859      7,893
  Corporate....................................................................            159             259        353
                                                                                      --------   -------------   --------
  Total........................................................................       $141,893   $     119,046   $ 88,833
                                                                                      ========   =============   ========
Depreciation and leasehold amortization:
  Multimedia Distribution......................................................       $ 81,808   $      72,430   $ 50,758
  Entertainment................................................................            677             642        430
  Network Services.............................................................          7,508           7,579      6,939
  Corporate....................................................................            151             133         53
                                                                                      --------   -------------   --------
  Total........................................................................       $ 90,144   $      80,784   $ 58,180
                                                                                      ========   =============   ========
Amortization of intangible assets:
  Multimedia (2)...............................................................       $  8,730   $       8,595   $  4,535
  Entertainment................................................................          6,982           8,166      9,180
                                                                                      --------   -------------   --------
  Total........................................................................       $ 15,712   $      16,761   $ 13,715
                                                                                      ========   =============   ========


                                                                                                             As of December 31,
                                                                                                          ------------------------
                                                                                                            1998           1997
                                                                                                          --------   -------------
Identifiable assets:
  Multimedia Distribution..........................................................................       $421,797   $     422,258
  Entertainment....................................................................................        363,813         208,144
  Network Services.................................................................................         19,506          26,820
  Corporate........................................................................................         46,297          37,293
  Discontinued operations..........................................................................         12,328          34,411
                                                                                                          --------   -------------
  Total............................................................................................       $863,741   $     728,926
                                                                                                          ========   =============

(1) The Multimedia Distribution segment for 1996 reflects the acquisition of SpectraVision by OCC in October 1996 (see Note 2).

(2) The Multimedia Distribution segment's operating results reflect the allocation of intangible asset amortization incurred by Ascent relating to the acquisition of OCV by Ascent (see Note 1).

Significant customers.  OCC has one customer, Marriott Corporation, which
---------------------
accounted for 17%, 14%, and 15% of consolidated revenues in 1998, 1997, and 1996, respectively. No other customer accounted for more than 10% of consolidated revenues during 1998, 1997, and 1996.

Geographic Operating Information.  The following represents total revenues for
--------------------------------
the years ended December 31, 1998, 1997 and 1996 and long-lived assets as of December 31, 1998 and 1997 by geographic territory (in thousands):

                                                                     1998                1997             1996
                                                                     ----                ----             ----
                                                              Total    Long-Lived   Total    Long-Lived   Total
                                                             Revenues    Assets    Revenues    Assets    Revenues
United States..............................................  $319,863    $700,340  $310,558    $602,919  $247,738
Canada.....................................................    12,690      17,984    13,251       6,596     2,186
All other foreign..........................................    11,076      10,506    11,766       7,130     2,409
                                                             --------    --------  --------    --------  --------
Total......................................................  $343,629    $728,830  $335,575    $616,645  $252,333
                                                             ========    ========  ========    ========  ========

(1)- Net revenues are attributed to countries based on invoicing location of customer.


Note 13 -- Related Party Transactions and Agreements with COMSAT

          In connection with the Distribution, Ascent and COMSAT executed the Distribution Agreement, dated June 3, 1997. The Distribution Agreement provided, among other things, that COMSAT would distribute all of its holdings of Ascent common stock to COMSAT shareholders on a pro-rata basis. COMSAT consummated the Distribution on June 27, 1997 (see Note 1). In addition, while COMSAT has received a ruling from the IRS that the Distribution will not be taxable to COMSAT or its shareholders, such a ruling is based on the representations made by COMSAT in the IRS ruling documents. Accordingly, in order to maintain the tax-free status of the Distribution, Ascent is subject to numerous restrictions under the Distribution Agreement, including restrictions on the following activities: (i) Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the ruling documents to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution; (ii) until July 1999, Ascent will continue the active conduct of its ANS satellite distribution, service and maintenance business; (iii) until July, 1999, Ascent will not sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business; (iv) until July, 1999, Ascent will not voluntarily dissolve or liquidate or engage in any merger, consolidation or other reorganization; and (v) until July, 1999, Ascent will not unwind the merger of ANS with and into Ascent in any way.

          The restrictions noted in items (ii) through (iv) above will be waived with respect to any particular transaction if (a) COMSAT or Ascent have obtained a ruling from the IRS in form and substance reasonably satisfactory to COMSAT that such transaction will not adversely affect the tax-free status of the Distribution, (b) COMSAT has determined in its sole discretion, exercised in good faith solely to preserve the tax-free status of the Distribution that such transaction could not reasonably be expected to have a material adverse effect on the tax-free status of Distribution, or (c) Ascent obtains an unqualified tax opinion in form and substance reasonably acceptable to COMSAT that such transaction will not disqualify the Distribution's tax-free status.

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

          During the year ended December 31, 1997, Ascent paid COMSAT $245,000 in interest relating to intercompany obligations between the two entities. No interest was paid during the years ended December 31, 1998 and 1996 to COMSAT.

          In conjunction with the SpectraVision Acquisition (see Note 3), Ascent and OCC entered into a Corporate Agreement (the "OCC Corporate Agreement"), pursuant to which, among other things, OCC has agreed not to incur any indebtedness without Ascent's prior consent, other than indebtedness under OCC's Credit Facility (see Note 6), and indebtedness incurred in the ordinary course of operations which together shall not exceed $182.0 million through December 31, 1999; provided, however, that such indebtedness may only be incurred in compliance with the financial covenants contained in OCC's credit facility, with any amendments to such covenants subject to the written consent of Ascent.

          OCC earned revenues of approximately $22,955,000, $22,000,000 and $18,900,000 for the years ended December 31, 1998, 1997, and 1996, respectively, from Hilton and its affiliates. Accounts receivable from Hilton and its affiliates at December 31, 1998 and 1997 were approximately $1,400,000 and $753,000, respectively. Hilton is a minority stockholder of OCC.

          OCC earned revenues of $83,000, $901,000 and $4,944,000 for the years ended December 31, 1998, 1997, 1996 respectively, from MagiNet Corporation, which is a related party by virtue of OCC's investment in its preferred stock (see Note 3). Accounts receivable from MagiNet at December 31, 1998 and 1997 were insignificant.

Note 14 -- Financial Instruments and Off-Balance Sheet Risks:

Off Balance Sheet Risks.  At December 31, 1998, Ascent was contingently liable
-----------------------
to banks for $1,389,000 for outstanding letters of credit securing performance of certain contracts. These guarantees expire in 1999.

Fair Value of Financial Instruments. The fair value of cash and cash
-----------------------------------
equivalents, receivables, other current assets, accounts payable and other accrued liabilities approximate their carrying value due to the short-term nature of these financial instruments. The fair value of certain short-term and long-term investments approximates their carrying value.

The fair value of Company's long-term debt, as shown below, was estimated by obtaining a yield-adjusted price as of December 31, 1998, for each obligation from an investment banker.

                                           Carrying value      Fair value
                                           ----------------    ----------
                                                      (In thousands)

Senior Secured Discount Notes, 11.875%        $142,537          $139,305
Arena Notes, 6.94%                             139,835           136,470


The fair values of the Company's remaining long-term liabilities and other financial instruments not itemized above approximate their carrying values.

Note 15 -- Quarterly Results of Operations (Unaudited):

            The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                                   Dec. 31         Sept. 30    June 30   March 31
                                                            ---------------------  ---------  ---------  ---------
                                                                       (In thousands, except per share data)
1998(1)
Revenues..................................................              $ 89,125    $71,897   $ 81,803   $100,804
Operating expenses........................................                74,733     49,207     67,147     86,679
Depreciation and amortization.............................                27,109     26,599     26,279     25,869
Operating loss from continuing operations.................               (12,717)    (3,909)   (11,623)   (11,744)
Income (loss) from discontinued operations................                 1,528     (2,395)    (3,727)       686
Net loss..................................................                (9,254)    (9,572)   (18,015)   (12,884)
Basic and diluted loss per share..........................                  (.32)      (.32)      (.60)      (.43)

1997(1)
Revenues..................................................              $100,647    $65,582   $ 79,511   $ 89,835
Operating expenses........................................                84,012     50,156     61,454     86,524
Depreciation and amortization.............................                24,873     24,130     24,191     24,351
Operating loss from continuing operations.................                (8,238)    (8,704)    (6,134)   (21,040)
Income (loss) from discontinued operations................                (4,637)    11,638     (2,615)    (2,443)
Net loss..................................................               (12,758)    (1,361)    (9,747)   (17,648)
Basic and diluted loss per share..........................                  (.44)      (.04)      (.33)      (.59)

(1) Quarterly results for 1998 and 1997 have been restated to reflect the results of operations of Beacon as discontinued operations (see Note 2).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

          Except for the portion of Item 10 relating to Executive Officers which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Ascent Entertainment Group, Inc. 1999 Annual Meeting of Stockholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) which meeting involves the election of directors, in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.
ITEM 11.  EXECUTIVE COMPENSATION.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)  Documents filed as part of this Report.

                                                                                                             Page
       (1)  Consolidated Financial Statements and Supplementary Data of Registrant

          Independent Auditors' Report............................................                             36

          Consolidated Balance Sheets as of December 31, 1998 and 1997............                             37

          Consolidated Statements of Operations for the years ended December 31,
          1998, 1997 and 1996.....................................................                             38

          Consolidated Statements of Comprehensive Loss for the years ended
          December 31, 1998, 1997 and 1996........................................                             39

          Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1998, 1997 and 1996........................................                             40

          Consolidated Statements of Cash Flows for the years ended December 31,
          1998, 1997 and 1996.....................................................                             41

          Notes to Consolidated Financial Statements..............................                             42

     (2)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts for the years ended
          December 31, 1998, 1997 and 1996........................................                             65

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

     4.3 Indenture between the Denver Arena Trust and The Bank of New York, as Indenture Trustee, dated July 29, 1998.

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

    10.2 Amended and Restated Employment Agreement by and between Ascent Entertainment Group, Inc. and James A. Cronin, III. (Incorporated by
          reference to Exhibit 10.2 to the Company's current report on   Form 8-
          K filed on July 8, 1997 as amended by a Form 8-K/A filed on July 11,
          1997). *

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

    10.6 First Amendment to Second Amended and Restated $50,000,000 Credit Agreement dated as of December 22, 1997 among the Registrant, the lenders named therein and NationsBank of Texas, N.A., as administrative agent, dated July 16, 1998.

    10.7 Second Amendment to Second Amended and Restated $50,000,000 Credit Agreement dated as of December 22, 1997 among the Registrant, the lenders named therein and NationsBank of Texas, N.A., as administrative agent, dated January 20, 1999.

    10.8 $200,000,000 Credit Agreement dated as of November 24, 1997 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A., as administrative agent. (Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

    10.9 Purchase and Sale Agreement dated May 7, 1997, between Denver Arena Company, LLC and Southern Pacific Transportation Company relating to the purchase of land for the construction of the arena. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-27192).

   10.10 Ascent Entertainment Group, Inc. 1997 Directors and Executives Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-27192).

   10.11 Term Sheet for Local Television License Agreement for the Denver Nuggets and the Colorado Avalanche between the Registrant and Fox Sports Rocky Mountain. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1997, Commission File No. 0-27192).   (Confidential
          treatment granted).

   10.12 1997 Denver Arena Agreement by and among Ascent Arena Company, LLC, The Denver Nuggets Limited Partnership, The Colorado Avalanche, LLC and the City and County of Denver dated December 12, 1997. (Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

   10.13 Amendment to Employment Agreement between On Command Corporation and Robert M. Kavner dated December 28, 1998 *

   10.14 Amendment No. 1 to Employment Agreement between On Command Corporation and Brian A.C. Steel dated December 28, 1998. *

   10.15 Employment Agreement between Ascent Arena Company, LLC and Tim Romani dated July 1, 1997.*

   10.16 Sale and Servicing Agreement dated as of July 29, 1998 among Denver Arena Trust and Ascent Arena Company, LLC and The Bank of New York as Indenture Trustee.

   10.17 Corporate Agreement dated as of October 8, 1997, between the Registrant and On Command Corporation. (Incorporated by reference to
          Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for   the
          fiscal year ended December 31, 1996.)

   10.18 Master Services Agreement, dated as of August 3, 1993 by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video. (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on November 13, 1995.) (Confidential treatment granted).

   10.19 Ascent Entertainment Group, Inc. 1995 Key Employee Stock Plan. (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K (No. 0-27192) filed March 29, 1996.)*

   10.20 Ascent Entertainment Group, Inc. 1997 Non-Employee Director Stock Appreciation Rights Plan*

   10.21 Agreement for the Purchase and Sale of an Interest in Beacon Communications, LLC dated January 20, 1999

     21   Subsidiaries of Ascent Entertainment Group, Inc.

   23.1   Consent of Deloitte & Touche LLP

     *     Compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.


                        ASCENT ENTERTAINMENT GROUP, INC.

                                    By:   /s/ Charles Lyons
                                    Charles Lyons
                                    President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 1999.


                                    /s/ Charles Lyons
                                    Charles Lyons
                                    President, Chief Executive Officer and
                                    Chairman of the Board (Principal Executive
                                    Officer)


                                    /s/ James A. Cronin, III
                                    James A. Cronin, III
                                    Executive Vice President, Chief Financial
                                    Officer, Chief Operating Officer and
                                    Director (Principal Financial Officer)


                                    /s/ David A. Holden
                                    David A. Holden
                                    Vice President, Finance and Controller
                                    (Principal Accounting Officer)


                                    /s/ Charles M. Lillis
                                    Charles M. Lillis (Director)


                                    /s/ Charles M. Neinas
                                    Charles M. Neinas (Director)


                                    /s/ Peter Barton
                                    Peter Barton (Director)


                                    /s/ Paul A. Gould
                                    Paul A. Gould (Director)

                        ASCENT ENTERTAINMENT GROUP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                         Balance at  Charged     Charged      Balance
                                         Beginning      to      to other    Deductions   at end
                                          of year    expenses  accounts(a)      (b)      of year
                                         ----------  --------  -----------  -----------  -------

1996:  Allowance for loss on accounts        $3,240    $  758   $(1,775)       $   (87)   $2,136
     receivable
1997:  Allowance for loss on accounts        $2,136    $1,255   $(1,245)       $  (384)   $1,762
     receivable
1998:  Allowance for loss on accounts        $1,762    $1,307   $   (10)       $(1.150)   $1,909
     receivable


(a) - Recoveries of amounts previously reserved and other adjustments.
(b) - Uncollectible amounts written off.