Form 10-Q
period 1999-03-31
ASCENT ENTERTAINMENT GROUP INC
filed 1999-05-18
CIK 1002666

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1999

                                      or

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from n/a to n/a
                                                  ---    ---

                        Commission File Number 0-27192

                       ASCENT ENTERTAINMENT GROUP, INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                                52-1930707
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)



                      1225 Seventeenth Street, Suite 1800
                            Denver, Colorado  80202
                    (Address of principal executive office)

                                (303) 308-7000
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X       No
                                                      -----         -----


  The number of shares outstanding of the Registrant's Common Stock as of March 31, 1999 was 29,755,600 shares.

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                       ASCENT ENTERTAINMENT GROUP, INC.
                     Condensed Consolidated Balance Sheets

                                (In thousands)


                                                March 31,         December 31,
                                                   1999               1998
                                                   -----------------------
                                                         (Unaudited)
   ASSETS
   ------
Current Assets:
 Cash and cash equivalents.......................   $ 57,042      $ 44,576
 Receivables, net................................     36,979        36,413
 Deferred income taxes...........................      1,819           417
 Prepaid expenses and other current assets.......      1,365         2,983
 Net assets of discontinued operations (Note 3)..    110,487       132,144
                                                    --------      --------

  Total current assets...........................    207,692       216,533
                                                    --------      --------

Property and equipment, net......................    294,074       296,513
Goodwill, net....................................     94,898        96,503
Investments......................................      2,391         1,493
Deferred income taxes............................      3,866         3,866
Other assets, net................................      8,150         8,717
                                                    --------      --------

Total Assets.....................................   $611,071      $623,625
                                                    ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
 Accounts payable................................   $ 29,089      $ 30,168
 Deferred income.................................      1,020         2,412
 Other  taxes payable............................      7,377         7,480
 Accrued compensation............................      6,814         7,588
 Income taxes payable............................      1,644         1,821
 Other accrued liabilities.......................      5,094         7,848
                                                    --------      --------
   Total current liabilities.....................     51,038        57,317
                                                    --------      --------

Long-term debt (Note 4)..........................    317,748       305,537
Other long-term liabilities......................      2,126         2,300
                                                    --------      --------


   Total liabilities.............................    370,912       365,154
                                                    --------      --------

Minority interest................................     79,256        81,945
Commitments and contingencies (Note 5)...........         --            --

Stockholders' equity:
 Preferred stock, par value $.01 per
  share,
    5,000 shares authorized, none
     outstanding.................................         --            --
 Common stock, par value $.01 per share,
  60,000 shares authorized; 29,756
  shares issued and outstanding..................        297           297
 Additional paid-in capital......................    306,671       306,358
 Accumulated deficit.............................   (146,732)     (130,872)
 Accumulated other comprehensive income..........        667           743
     Total stockholders' equity..................    160,903       176,526
                                                    --------      --------

Total Liabilities and Stockholders'
 Equity..........................................   $611,071      $623,625
                                                    ========      ========

See accompanying notes to these condensed unaudited consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                 Three Months Ended March 31,
                                                     1999            1998
                                                --------------  --------------

Revenues......................................       $ 66,328        $ 60,731
                                                     --------        --------

Operating expenses:
  Cost of services............................         45,178          42,000
  Depreciation and amortization...............         25,250          23,946
  General and administrative..................          2,982           2,137
                                                     --------        --------
       Total operating expenses...............         73,410          68,083
                                                     --------        --------

Loss from continuing operations before
      interest, taxes and minority interest...         (7,082)         (7,352)

Interest and other income, net................            809             410
Interest expense..............................         (6,856)         (5,393)
                                                     --------        --------
Loss from continuing operations before taxes
    and minority interest.....................        (13,129)        (12,335)
Income tax benefit............................            315              26
                                                     --------        --------

Loss from continuing operations before
    minority interest.........................        (12,814)        (12,309)
Minority interest in
     loss of subsidiary, net of taxes.........          2,960           3,373
                                                     --------        --------
Loss from continuing operations...............         (9,854)         (8,936)

Loss from discontinued operations, net of
     taxes (Note 3)...........................         (9,242)         (3,948)
Gain on sale of discontinued operations,
     net of taxes (Note 3)....................          3,237              --
                                                     --------        --------
Net  loss.....................................       $(15,859)       $(12,884)
                                                     ========        ========

Basic and diluted net loss per common share:
     Loss from continuing operations..........          $(.33)       $   (.30)
     Discontinued operations..................           (.20)           (.13)
                                                     --------        --------
Basic and diluted net
   loss per share.............................          $(.53)       $   (.43)
                                                     ========        ========

Weighted average number of
     common shares outstanding................         29,756          29,756
                                                     ========        ========

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In thousands)

                                                                             Three Months Ended March 31,
                                                                                   1999       1998
                                                                                 --------   --------
Operating activities:
      Net loss.............................................                      $(15,859)  $(12,884)
      Adjustments to reconcile net loss to
      net cash provided by continuing operations:
            Loss from discontinued
                Operations, net of gain..................                           6,005      3,948
            Depreciation and amortization..................                        25,250     23,946
            Minority interest in losses
                of subsidiary..............................                        (2,960)    (3,373)
            Interest accretion on Senior
                Secured Notes..............................                         4,211      3,779
            Changes in operating assets and
                  liabilities..............................                        (4,607)    (2,108)
                                                                                 --------   --------

      Net cash provided by operating
           activities of continuing operations.............                        12,040     13,308
      Net cash used by discontinued
           operations......................................                        (3,119)    (5,865)
                                                                                 --------   --------
      Net cash provided by operating activities............                         8,921      7,443
                                                                                 --------   --------

Investing activities:......................................
      Proceeds from sale of Beacon
              Communications, LLC..........................                        15,893         --
         Purchase of property and equipment................                       (20,348)   (24,207)
         Payments on note receivable.......................                            --        654
      Proceeds from sale of investment.....................                            --        264
                                                                                 --------   --------

      Net cash used in investing activities................                        (4,455)   (23,289)
                                                                                 --------   --------
Financing activities - proceeds from
     borrowings under credit facilities....................                         8,000     12,000
                                                                                 --------   --------

Net increase (decrease) in cash and cash
     equivalents...........................................                        12,466     (3,846)

Cash and cash equivalents, beginning
     of period.............................................                        44,576     23,598
                                                                                 --------   --------

Cash and cash equivalents, end
     of period.............................................                      $ 57,042   $ 19,752
                                                                                 ========   ========

Supplemental cash flow information:
     Interest paid, net of interest capitalized............                      $  2,551   $  2,278
                                                                                 ========   ========

     Income taxes paid.....................................                      $    152   $     77
                                                                                 ========   ========

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
             Condensed Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                  (In thousands)

                                              Three Months Ended March 31,
                                                  1999            1998
                                             --------------  --------------

  Net loss.................................       $(15,859)       $(12,884)

  Other comprehensive income (loss):
     Unrealized gain (loss) on securities..           (119)          1,197
     Income tax (expense) benefit related
       to other comprehensive income.......             42            (419)
                                                  --------        --------

     Other comprehensive income (loss),
       net of tax..........................            (77)            778
                                                  --------        --------

  Comprehensive Loss.......................       $(15,936)       $(12,106)
                                                  ========        ========

See accompanying notes to these condensed unaudited consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
       Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  General

  The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1998 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

  Certain amounts in prior periods have been reclassified to conform with the current periods presentation, most notably the discontinued operations presentations of the Company's former entertainment segment (see Notes 2 and 3)

2.  Organization and Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiary, On Command Corporation ("OCC"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent was merged into Ascent and became an operating division of Ascent on May 30, 1997. Significant intercompany transactions have been eliminated. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports related businesses"), which the Company has agreed to sell (see Note 3). In addition, discontinued operations also include the results the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999. The accompanying 1998 financial information has been restated to conform to the discontinued operations presentation of the former entertainment segment and Beacon.

  Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). As discussed in Note 13 to the Company's 1998 Consolidated Financial Statements, Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement in connection with the Distribution. In order to maintain the tax-free status of the Distribution, Ascent is subject to the numerous restrictions under the Distribution Agreement, including restrictions on the following activities: (i) Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the tax ruling documents related to the Distribution to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution; (ii) until July 1999, Ascent will not sell, transfer or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business; (iii) until July 1999, Ascent will not voluntarily dissolve or liquidate or engage in any merger, consolidation or other reorganization;
(iv) until July 1999, Ascent will continue the active conduct of its ANS satellite distribution, service and maintenance business; and (v) until July 1999, Ascent will not unwind the merger of ANS with and into Ascent in any way. Ascent and COMSAT also terminated the Intercompany Services Agreement and Corporate Agreement entered into in connection with the Offering resulting in among other things, the termination of the restriction on Ascent's incurring indebtedness without the consent of COMSAT. As a result of the Distribution, Ascent became an independent publicly held corporation.

Note 3 - Discontinued Operations:

Beacon - On January 20, 1999, the Company sold 90% of its interest in Beacon to
------
an investor group controlled by Beacon's management and venture capital investors (the "Buyers"). The purchase price for the 90% interest was $19.0 million in cash, net of certain adjustments. The Company received approximately $15.9 million at closing. The Company is entitled to receive future cash consideration of approximately $1.0 million. After the sale of its 90% interest, the Company has no future obligations to fund any of Beacon's liabilities or film development or production commitments. The 10% interest in Beacon retained by the Company is subject to limited purchase and sale options between the Company and the Buyers at a price proportionate to the purchase price. The Company's remaining investment in Beacon will be accounted for using the cost method. In the first quarter of 1999, the Company reported a gain of $3,237,000 million on the sale of its 90% interest in Beacon. The Company expects to report an additional gain from the Beacon sale during the second quarter of 1999 when additional cash proceeds from the sale are received.

Sports related businesses  - On April 26, 1999 the Company entered into a
-------------------------
definitive agreement to sell its Sports related businesses to two privately-held limited liability companies (the "Purchasers") controlled by William J. and Nancy Walton Laurie (the Lauries). The Company's current chairman, president and chief executive officer will enter into an employment agreement to become president of, and will also own an immaterial non-economic interest in, the entities. The purchase price consists of $260.0 million in cash, subject to adjustment for cash balances and receipts received by the Company prior to closing, which relate to the Nuggets and Avalanche 1999/2000 playing seasons.
In conjunction with the sale, the approximately $140.0 million in non-recourse Arena Note obligations will be acquired by the Purchasers (see Note 6 of the Company's 1998 Consolidated Financial Statements). Closing on the transaction is expected to occur on or around June 30, 1999. The Lauries have personally guaranteed the performance of the Purchasers. Assuming the timely closing, the Company expects to report a gain on the sale of the Sports related businesses in the second quarter of 1999.

   The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 and for the Sports related businesses as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issue No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." Accordingly, the consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of Beacon and the Sports related businesses as discontinued operations. The income (loss) of Beacon and the Sports related businesses, net of tax, for the three months ended March 31, 1999 and 1998 is composed of the following:

                                                 1999                   1998
                                              -----------  ------------------------------
                                                Sports       Sports
                                                Related      Related
                                              Businesses   Businesses   Beacon    Total
                                              -----------  -----------  -------  --------
                                                               (in thousands)
Revenues....................................    $ 38,611      $40,073   $17,228  $57,301
                                                ========      =======   =======  =======
Income (loss) from discontinued operations
 before taxes...............................    $(10,264)     $(4,634)  $   686  $(3,948)
Income tax benefit..........................       1,022           --        --       --
                                                --------      -------   -------  -------
Income (loss) from discontinued operations..    $ (9,242)     $(4,634)  $   686  $(3,948)
                                                ========      =======   =======  =======

The net assets of the discontinued operations included in the condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998, consist of the following:

                                                 3/31/99              12/31/98
                                               -----------  ------------------------------
                                                 Sports       Sports
                                                 Related      Related
                                               Businesses   Businesses   Beacon    Total
                                               -----------  -----------  -------  --------
                                                                (in thousands)
Current Assets..............................   $ 31,235  $    38,194   $  3,062  $ 41,256
Property and equipment, net.................    113,556       92,249         --    92,249
Restricted cash held in trust...............    100,281      112,478         --   112,478
Film inventory..............................         --           --     48,457    48,457



                                                        3/31/99              12/31/98
                                                      -----------  ------------------------------
                                                         Sports       Sports
                                                         Related      Related
                                                       Businesses   Businesses   Beacon    Total
                                                      -----------  -----------  -------  --------
                                                                      (in thousands)
Franchise rights, net..............................        91,355       92,559       --    92,559
Other assets.......................................        22,284       24,453   10,651    35,104
Current liabilities, including current portion of
 Arena Notes.......................................       (73,690)     (70,222)  (5,763)  (75,985)
Non-recourse debt..................................      (136,170)    (136,170) (35,079) (171,249)
Other long term liabilities........................       (38,364)     (33,725)  (9,000)  (42,725)
                                                      -----------  -----------  -------  --------

Net assets of discontinued operations..............   $   110,487  $   119,816  $12,328  $132,144
                                                      ===========  ===========  =======  ========

4.  Long-Term Debt

Long-term debt consists of the following at March 31, 1999 and December 31, 1998:

                                                                       1999         1998
                                                                   -----------  -----------
                                                                        (in thousands)
Senior Secured Discount Notes, 11.875%, due
 2004, net of unamortized discount of
 $78,252 and $82,463..........................                     $   146,748  $   142,537
OCC Credit Facility, variable rate, due 2002..                         171,000      163,000
                                                                   -----------  -----------

 Total Long Term Debt.........................                     $   317,748  $   305,537
                                                                   ===========  ===========

     Bank Credit Facilities - The Company and OCC have separate bank credit
     ----------------------
facilities. The Ascent credit facility provides for borrowings up to $50.0 million through March 2000. The available borrowings will be permanently reduced thereafter in varying amounts through 2002 when the Ascent credit facility will terminate. In connection with the sale of the Sports-related businesses (see Note 3), it is anticipated that the Ascent Credit facility will be terminated or renegotiated. The OCC credit facility provides for borrowings up to $200.0 million, matures in 2002 and, subject to certain conditions, can be renewed for an additional two years. Based on borrowings outstanding at March 31, 1999, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $29.0 million of long-term financing under the OCC credit facility, in each case, subject to certain covenant restrictions (see Note 6 of the Company's 1998 Consolidated Financial Statements).

5. Contingencies

     Litigation - On September 11, 1998, OCC reached an agreement with LodgeNet
     ----------
Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party.
The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five
years.   Each  company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10.8 million. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998 and expects to receive an additional two payments of approximately $3.95 million (net of expenses) in each of July 1999 and July 2000. OCC will be recognizing the additional royalty revenue as the cash payments are received.

     In September 1998, On Command Video (OCV) filed suit against MagiNet, alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of licensee fees from MagiNet which OCV believes were due and payable under the license agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet.

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

6.  Segment Operating Results

  As discussed in Note 12 to the Company's 1998 Consolidated Financial Statements, the Company implemented Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. In accordance with SFAS No. 131, the Company classified its businesses into 3 reporting segments: multimedia distribution, network services and entertainment. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of ANS and the video distribution services it provides to the NBC television network and other private networks. The Company's former entertainment segment (see Notes 1 and 3 of Notes to Condensed Consolidated Financial Statements) included three operating segments, the Denver Nuggets, the Colorado Avalanche and the Arena Company. Accordingly, the financial information for the three months ended March 31, 1998, has been restated to conform with the Company's new segment classifications pursuant to SFAS 131 and the Company's classification of its former entertainment segment and Beacon as discontinued operations. Results by segment are as follows:

                                                Three Months Ended March 31
                                               1999                     1998
                                               ----                     ----
Income Statement Data:                             (dollars in millions)

Revenues:
      Multimedia Distribution...............   $61.2                   $55.9
      Network Services......................     5.1                     4.8
                                               -----                   -----
           Total............................   $66.3                   $60.7
                                               =====                   =====

Operating loss:
      Multimedia Distribution...............   $(5.1)                  $(6.2)
         Network Services...................     1.0                     1.0
      Corporate.............................    (3.0)                   (2.1)
                                               -----                   -----
           Total............................   $(7.1)                  $(7.3)
                                               =====                   =====

Other Data:

EBITDA (1):
      Multimedia Distribution...............   $18.2                   $15.9
      Network Services......................     3.0                     2.8
      General & Administrative..............    (3.0)                   (2.1)
                                               -----                   -----
           Total EBITDA.....................    18.2                    16.6
                                               -----                   -----
      Less reconciling item - depreciation
          and amortization..................    25.3                    23.9
                                               -----                   -----
       Total operating loss.................   $(7.1)                  $(7.3)
                                               =====                   =====


Capital Expenditures:
      Multimedia Distribution...............   $20.2                   $23.2
      Network Services......................      .1                      .3
                                               -----                   -----
           Total Capital Expenditures.......   $20.3                   $23.5
                                               =====                   =====

(1) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operating activities is changes in working capital and interest expense under the OCC credit facility. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating cash flow or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the Condensed Consolidated Statements of Cash Flows (unaudited) and discussed in Liquidity and Capital Resources.

7.   New Accounting Pronouncements

  In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General:

  Certain of the statements in this report are forward-looking and relate to anticipated future events and operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the Company has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results. Accordingly, the following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included in this filing, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 Annual Report on Form 10-K, as previously filed with the Commission.

Seasonality, Variability and Other:

  The Company's businesses are subject to the effects of both seasonality and variability. Consequently, the operating results for the quarter ended March 31, 1999 for each segment and line of business, and for the Company as a whole, are not necessarily indicative of the results for the full year.

  The MultiMedia Distribution segment revenues of OCC are influenced principally by hotel occupancy rates, the "buy rate" or percentage of occupied rooms at hotels that buy movies or other services at the property and the price of the movie or service. Occupancy rates vary by property based on the property's location, competitive position within its marketplace, seasonal factors, and general economic conditions. Higher revenues are generally realized during the summer months and lower revenues realized during the winter months due to business and vacation travel patterns which impact the lodging industry's occupancy rates. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion picture or services available at the hotel and the guests' other entertainment alternatives.


ANALYSIS OF OPERATIONS

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Continuing Operations
---------------------

  Revenues for the first quarter of 1999 were $66.3 million, an increase of $5.6 million or 9.2%, as compared to $60.7 million in revenues for the first quarter of 1998. This increase is attributable to a $5.3 million increase in revenues at OCC within the Multimedia Distribution segment and a $.3 million increase in revenues within the Network Services segment. The increase in revenues at OCC is primarily attributable to new hotel installations and continued conversions of hotels served by SpectraVision equipment to On Command video equipment. The increase in revenues in the Network Services segment is attributable to an increase in service revenues from NBC and its affiliates.

  Cost of services for the first quarter of 1999 were $45.2 million, an increase of $3.2 million or 7.6% compared to $42.0 million in the first quarter of 1998. Cost of services at OCC increased by $3.0 million. This increase in costs at OCC is due to increased direct costs associated with the increase in movie revenues at OCC (primarily hotel commissions and free-to-guest expenses) partially offset by reduced operating expenses.

  Depreciation and amortization for the first quarter of 1999 was $25.2 million, an increase of $1.3 million or 5.4% compared to $23.9 million in the first quarter of 1998. This increase is attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation.

  General and administrative expenses, which include only those costs incurred by the parent company, were $3.0 million for the first quarter of 1999, an increase of $ .9 million or 42.9% compared to $2.1 million the first quarter of 1998. This increase primarily reflects the expense recognized during the first quarter of 1999 for the Company's stock appreciation rights.

  Other income increased by $ .4 million in the first quarter of 1999 as compared to the same period last year. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

  Interest expense increased $1.5 million in the first quarter of 1999 as compared to the first quarter of 1998. This increase is attributable to additional borrowings incurred during 1999 combined with an increase in borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's 11.875% Senior Secured Discount Notes in December 1997.

  The Company recorded an income tax benefit from continuing operations of $.3 million during the first quarter of 1999 as compared to a minimal income tax benefit from continuing operations during the first quarter of 1998.

  Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations
-----------------------

  Ascent's discontinued operations are comprised of the results of the Company's former entertainment segment, which includes the Denver Nuggets, the Colorado Avalanche and the Arena Company. In addition, discontinued operations also include the results of Beacon, which was sold on January 20, 1999. The combined loss from discontinued operations for these entities totaled $9.2 million during the first quarter of 1999 as compared to a loss of $3.9 million during the comparable period in 1998. The increased loss during the first quarter of 1999 is primarily attributable to the operations of the Denver Nuggets, which has been impacted by the recently concluded NBA work stoppage. Specifically, while revenues for the Nuggets decreased as the team played seven fewer home games during the first quarter of 1999 as compared to the first quarter of 1998, operating expenses increased due to a reserve taken on receivables due from NBA Properties, the merchandising affiliate of the NBA, and an overall increase in player salaries over the comparable period in 1998. Assuming the closing date of the transaction to sell the Sports related businesses is on or around June 30, 1999, the Company expects to report a gain on the sale of its interests in the assets during the second quarter of 1999.

  The $3.2 million gain from sale of discontinued operations, net of taxes, during the first quarter of 1999 reflects the gain from the sale of the Company's 90% interest in Beacon. The Company expects to report an additional gain from the Beacon sale during the second quarter of 1999 when additional cash proceeds from the sale are received.

Segment Operating Results

  As discussed in Note 5 of Notes to Condensed Consolidated Statements the Company classifies its businesses into 2 reporting segments: multimedia distribution and network services. The financial information for the three months ended March 31, 1998, has been restated to conform with the Company's new segment classifications pursuant to SFAS 131 and the Company's classification of its former entertainment segment and Beacon as discontinued operations. Results by segment and certain information regarding OCC's pay-per-view customer base are as follows:

                                                Three Months Ended March 31
                                               1999                     1998
                                               ----                     ----
Income Statement Data:                             (dollars in millions)

Revenues:
      Multimedia Distribution...............   $61.2                   $55.9
      Network Services......................     5.1                     4.8
                                               -----                   -----
           Total............................   $66.3                   $60.7
                                               =====                   =====

Operating loss:
      Multimedia Distribution (2)...........   $(5.1)                  $(6.2)
         Network Services...................     1.0                     1.0
      Corporate.............................    (3.0)                   (2.1)
                                               -----                   -----
           Total............................   $(7.1)                  $(7.3)
                                               =====                   =====

Other Data:

EBITDA (1):
      Multimedia Distribution...............   $18.2                   $15.9
      Network Services......................     3.0                     2.8
      General & Administrative..............    (3.0)                   (2.1)
                                               -----                   -----
           Total EBITDA.....................    18.2                    16.6
                                               -----                   -----
      Less reconciling item - depreciation
          and amortization..................    25.3                    23.9
                                               -----                   -----
       Total operating loss.................   $(7.1)                  $(7.3)
                                               =====                   =====


Capital Expenditures:
      Multimedia Distribution...............   $20.2                   $23.2
      Network Services......................      .1                      .3
                                               -----                   -----
           Total Capital Expenditures.......   $20.3                   $23.5
                                               =====                   =====

Room Data:
      Number of Guest-Pay rooms
         (at end of period):
      On-Demand...................  842,000  777,000
      Schedule only...............   92,000  125,000
                                    -------  -------
         Total Guest-Pay rooms....  934,000  902,000
                                    =======  =======

(1) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization. The most significant difference between EBITDA and cash provided from operating activities is changes in working capital and interest expense under the OCC credit facility. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating cash flow or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the Condensed Consolidated Statements of Cash Flows (unaudited) and discussed in Liquidity and Capital Resources.

(2) The Multimedia Distribution segment's operating results reflect the allocation of intangible asset amortization incurred by Ascent relating to the acquisition of OCV by Ascent.

Multimedia Distribution

  The Multimedia Distribution segment includes the results of OCC. The segment's first quarter revenues for 1999 increased $5.3 million, or 9.5% over last year's first quarter. The increase in revenues is primarily attributable to new hotel installations and continued conversions of hotels served by SpectraVision equipment to On Command Video equipment. Movie buy rates were generally consistent with the first quarter of 1998.

  Operating losses for this segment decreased by $1.1 million for the quarter ended March 31, 1999, as compared to the same period last year. The decrease in the operating loss during the first quarter of 1999 is attributable to several factors including the increase in revenues at OCC as discussed above and reduced operating expenses.

  EBITDA of the Multimedia Distribution segment increased by $2.3 million for the quarter ended March 31, 1999, as compared to the same period last year. As discussed above, this increase in EBITDA in the first quarter of 1999 is primarily attributable to increased revenues and lower operating costs.

  Capital expenditures for the segment decreased by $3.0 million for the first quarter of 1999 as compared to the same period last year. This decrease in capital expenditures is primarily attributable to a decrease in the number of room installations in the first quarter of 1999 as compared to 1998.

Network Services

  The Network Services segment includes the results of ANS. Revenues of the Network Services segment for the first quarter of 1999 increased by $.3 million over the same quarter last year. This increase in revenues is primarily attributable to an increase in services revenues from NBC and its affiliates.

  Operating income and EBITDA for this segment increased by $.2 million for the first quarter of 1999 as compared to the same period last year due primarily to the increase in service revenues.

  Capital expenditures for the Network Services segment decreased by $.2 million for the first quarter of 1999 as compared to the same period last year. This decrease is due to capital expenditures incurred in 1998 relating to equipment purchased to service new contracts.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents increased by $12.4 million since December 31, 1998 to $57.0 million at March 31, 1999. The primary sources of cash during the first quarter were cash from operating activities of $8.9 million, proceeds of $15.9 million from the Company's sale of its 90% interest in Beacon and borrowings under the OCC credit facility of $8.0 million. Cash was expended primarily for property and equipment at OCC, specifically $20.2 million of expenditures, to support OCC's continued growth. Included in cash and cash equivalents at March 31, 1999 is $8.8 million of cash received by the Avalanche and the Nuggets during 1999 relating to ticket sales and club seat deposits for both the Avalanche and the Nuggets for the upcoming 1999/2000 playing seasons. Pursuant to the terms of the definitive agreement to sell the Company's former entertainment segment (see Note 3 of Notes to Condensed Consolidated Statements), these cash balances and other cash receipts received prior to closing relating to the 1999/2000 playing seasons will be acquired by the Purchasers.

  Long-term debt of the Company at March 31, 1999 consists primarily of the Company's Senior Secured Discount Notes (the "Senior Notes") totaling $146.7 million, and $171.0 million outstanding under OCC's Credit Facility. The Arena Revenue Backed Notes of $139.8 million (the "Arena Notes") which were issued by the Arena Company's beneficially owned trust are classified in the Company's condensed consolidated balance sheet in the net assets of discontinued operations. The Arena Notes are non-recourse to the Arena Company but the Arena Company is obligated to the noteholders to construct and operate the Pepsi Center. In conjunction with the agreed-upon sale transaction (see Note 3 of Notes to Condensed Consolidated Financial Statements), the Arena Note obligation will remain the obligation of an entity to be acquired by Purchasers. Based on borrowings at March 31, 1999, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $29.0 million of long-term financing under its credit facility, subject to certain covenant restrictions (see Note 6 of the Company's 1998 Consolidated Financial Statements.)

  The Company's cash requirements through the remainder of 1999 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the operating requirements of Ascent and its subsidiaries, and (iii) the payment of interest under the OCC credit facility. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service will be approximately $60.0 to $70.0 million during the remainder of 1999. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC credit facility.

  Management of the Company believes that the available cash, cash flows from operating activities, proceeds from the sale of the Company's Sports related businesses and funds available under the OCC credit facility (see Note 6 of the Company's 1998 Notes to Consolidated Financial Statements), will be sufficient for the Company and its subsidiary to satisfy their growth and finance working capital requirements during 1999. Assuming the consummation of the sale of the Sports-related businessses, after payments to Liberty Media Corporation for its interest in the Arena Company, appropriate reserves for taxes and cash received to-date relating to Nuggets and Avalanche upcoming 1999/2000 playing seasons, the Company anticipates net cash proceeds of approximately $215.0 million, subject to closing adjustments. Under the terms of Ascent's outstanding Senior Notes, to the extent that within 1 year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note indenture, Ascent will be required to offer to repurchase all the Senior Notes at 100% of their accreted value. In addition, in connection with the sale, it is anticipated that the Ascent credit facility will be terminated or renegotiated. As a result the sale of its Sports related businesses and the terms of the Company's Senior Notes, the Company is exploring various alternatives as to the use of the cash proceeds from the sale and, in turn, the Company's overall business strategy. Management of the Company continues to focus its efforts on the operations of OCC and OCC's strategies to convert hotel rooms acquired in the acquisition of

SpectraVision, Inc. to OCC's on-demand technology and the successful upgrade and expansion of OCC's technology and service offerings.

       As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT, (see Note 2 of Notes to Condensed Consolidated Financial Statements) terminated the Corporate Agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution. Among the restrictions, Ascent will not be allowed to sell, purchase or otherwise dispose of assets that, in the aggregate, constitute more than 60% of its gross assets as of the Distribution, other than in the ordinary course of business until July 1999. The Company's sale of its Sports related businesses and Beacon (see Note 3 of the Notes to Condensed Consolidated Financial Statements), will not constitute more than 60% of its gross assets as of the Distribution date.

Information Systems and The Year 2000

       General - The Year 2000 issue is the result of certain computer programs
       -------
and firmware having been developed using two digits rather than four digits to define the application year, such that computer programs that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for the Company and the customers who rely on their products.

       The Company is actively engaged, but have not yet completed, reviewing, correcting and testing all of their Year 2000 compliance issues. Based on the current review and remediation, the primary Year 2000 compliance issue facing the Company is that OCC will be required to modify or replace some of its internally developed information technology software products. OCC utilizes embedded technology in all of its hotel systems design. OCC's engineering department has completed the majority of its evaluation process and is currently developing solutions to this and other Year 2000 issues affecting its hotel systems. In addition, both OCC and the Company's other subsidiaries have determined that they will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications to its products and third-party software and the replacement of non-compatible hardware, the Year 2000 issue will not pose significant operation problems for the Company's subsidiary or its customers.

       The Company is currently on schedule to complete all Year 2000 issues by September 1999. However, if such modifications and replacements are not made, or completed timely, the Year 2000 issue could have a material impact on the Company, its subsidiaries and their customers.

       Costs - The total cost associated with required modification to become
       -----
Year 2000 compliant is not expected to be material to the Company's consolidated financial position. The total cost to address the Year 2000 issues from continuing operations is estimated to be less than $1.2 million. The total amount expended on Year 2000 through March 31, 1999 from continuing operations was approximately $300,000. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions, including third parties' Year 2000 readiness and other factors.

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

     Contingency Plans - While the Company has not completed a formal
     -----------------
contingency plan for the Year 2000 problem, it has evaluated several anticipated scenarios for failures affecting its critical business systems, including third-party hotel systems which could impact OCC as discussed above. Currently, it is OCC's opinion that any of the potential scenarios can be managed by manual means, although less efficient, while the necessary corrective actions are taken. However, there can be no guarantee that the systems of third parties on which the Company and its subsidiaries rely will be corrected in a timely manner, that manual processing of OCC's movie charges would be accomplished, or that the failure to properly convert by another company would not have a material adverse effect on the Company or its subsidiary.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Interest Rate Risk.  The Company's exposure to market risk for changes in
------------------
interest rates relate primarily to the Company's investment portfolio, including restricted investments and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, and debt restrictions limit the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk.

     The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At March 31, 1999, the weighted average interest rate on the Company's cash and cash equivalent balance of 57.0 million was approximately 4.3% consisting of fixed rate short-term investments. In addition, the Company's weighted average interest rate on its restricted cash investments held in trust (part of discontinued operations, see Note 3 of Notes to the Condensed Consolidated financial statements) at March 31, 1999 of $100.3 million was approximately 5.0%. These restricted investments are primarily variable rate money market instruments.

     The Company has cash flow exposure due to rate changes for portions of its debt obligations. Specifically, no cash flow exposure exists on the Company's Arena Notes and Senior Secured Discount Notes as they represent fixed-rate obligations. (See Note 6 of the 1998 consolidated financial statements). However, revolving loans extended under the OCC Credit Facility (see Note 6 to the 1998 Consolidated Financial Statements) generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At March 31, 1999, OCC had $171.0 million outstanding, on the OCC Credit Facility and the weighted average interest rate on the OCC Credit Facility was 5.9%. Assuming no increase or decrease in the amount outstanding a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased(or decreased) the Company's annual interest expense and cash outflow by $1.3 million.

Foreign Currency Risk.   The Company, through OCC, transacts business in various
-----------------------
foreign currencies, primarily in Canada, Asia and in certain European countries. However, the Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations continue to grow, the Company will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.

     PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Company and its subsidiary are defendants and may be potential defendants in lawsuits and claims arising in the ordinary course of its business (see Note 5 of Notes to the Condensed Consolidated Financial Statements). While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

Item 2.  Change in Securities
         --------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a. An annual meeting of stockholders of Ascent was held on April 26, 1999 for the following purposes:

            1. Election of two Class III directors; and
            2. Action on such other matters as may properly come before the meeting.

         b. The directors who were elected at the meeting are as follows:

            Class III
            ---------

            Paul Gould
            Charles M. Lillis


         c. In connection with matters voted on at the Annual meeting, the following results were obtained:


         1. Election of Directors

                                                 For          Against        Withheld   Abstentions
                                                 ---          -------        --------   -----------
                Paul Gould                       23,508,960   346,343           --          --
                Charles M. Lillis                23,765,655    90,048           --          --


Item 5.  Other Information
         -----------------
         None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (A)    Exhibit
                -------
                No. 10.1     Purchase and Sale Agreement among Ascent
                Entertainment Group, Inc. and EPL, LLC and EPL II, LLC, dated as of April 25, 1999.

                No. 27.0     Financial Data Schedule


         (B)    Reports on Form 8-K:
                --------------------

                1.)   The Registrant filed with the Commission on May 4, 1999 a
                Form 8-K describing its issuance of two press releases reporting the Company's announcement that (i) it has entered into a definitive agreement to sell its Sports-related businesses, including the Denver Nuggets, Colorado

                Avalanche and the teams' future home, the Pepsi Center and, (ii) the Company released its 1999 first quarter financial results, which included additional information on the Company's sale of its Sports-related businesses.

                                   SIGNATURES



       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Ascent Entertainment Group, Inc.
--------------------------------


By:  /s/ David A. Holden
     -------------------------------
     David A. Holden
     Vice President of Finance, Controller
     (Principal Accounting Officer)

Date:  May 14, 1999

19