Form 10-Q
period 1999-06-30
ASCENT ENTERTAINMENT GROUP INC
filed 1999-08-16
CIK 1002666

08/12/999:26 AM

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1999

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
                    (Address of principal executive office)

                                (303) 308-7000
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X       No
                                                      ----       ----


  The number of shares outstanding of the Registrant's Common Stock as of June 30, 1999 was 29,755,600 shares.

08/12/999:26 AM
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                       ASCENT ENTERTAINMENT GROUP, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                   (in thousands, except par value amounts)

                                                                  June 30,      December 31,
                                                                   1999            1998
                                                                   ----            ----
               ASSETS
               ------

Current Assets:
   Cash and cash equivalents...............................       $ 69,326        $ 44,576
   Receivables, net........................................         38,208          36,413
   Deferred income taxes...................................          3,684             417
   Prepaid expenses and other current assets (Note 3)......         11,108           2,983
   Net assets of discontinued operations (Note 3)..........         98,217         132,144
                                                                  --------        --------

         Total current assets..............................        220,543         216,533
                                                                  --------        --------

Property and equipment, net................................        291,475         296,513
Goodwill, net..............................................         93,294          96,503
Investments................................................          1,365           1,493
Deferred income taxes......................................          3,866           3,866
Other assets, net..........................................          7,582           8,717
                                                                  --------        --------

Total Assets...............................................       $618,125        $623,625
                                                                  ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
   Accounts payable........................................       $ 26,506        $ 23,668
   Deferred income.........................................          2,509           2,412
   Other  taxes payable....................................          6,576           7,480
   Accrued compensation....................................         10,925           7,588
   Income taxes payable....................................          1,636           1,821
   Other accrued liabilities...............................         16,200          14,348
                                                                  --------        --------
         Total current liabilities.........................         64,352          57,317
                                                                  --------        --------

Long-term debt (Note 4)....................................        324,001         305,537
Other long-term liabilities................................          1,783           2,300
                                                                  --------        --------


         Total liabilities.................................        390,136         365,154
                                                                  --------        --------

Minority interest..........................................         76,590          81,945
Commitments and contingencies (Note 5).....................             --              --

Stockholders' equity:
   Preferred stock, par value $.01 per share,
    5,000 shares authorized, none outstanding..............
   Common stock, par value $.01 per share,
    60,000 shares authorized; 29,756
    shares issued and outstanding..........................            297             297
   Additional paid-in capital..............................        307,685         306,358
   Accumulated deficit.....................................       (156,583)       (130,872)
   Accumulated other comprehensive income..................             --             743
                                                                  --------        --------
         Total stockholders' equity........................        151,399         176,526
                                                                  --------        --------

Total Liabilities and Stockholders' Equity.................       $618,125        $623,625
                                                                  ========        ========

See accompanying notes to these condensed unaudited consolidated financial statements.

08/12/999:26 AM

                       ASCENT ENTERTAINMENT GROUP, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                          1999            1998           1999           1998
                                                      -------------  --------------  -------------  ------------

Revenues............................................      $ 68,268        $ 65,925       $134,596      $126,656
                                                          --------        --------       --------      --------

Operating expenses:
  Cost of services..................................        46,854          46,402         92,032        88,402
  Depreciation and amortization.....................        26,778          24,273         52,028        48,219
  General and administrative........................         4,927           2,497          7,909         4,634
                                                          --------        --------       --------      --------
       Total operating expenses.....................        78,559          73,172        151,969       141,255
                                                          --------        --------       --------      --------

Loss from continuing operations before
       interest, taxes and minority interest........       (10,291)         (7,247)       (17,373)      (14,599)

Interest and other income, net......................         2,670             313          3,479           723
Interest expense....................................        (7,095)         (5,941)       (13,950)      (11,334)
                                                          --------        --------       --------      --------
Loss from continuing operations before taxes
    and minority interest...........................       (14,716)        (12,875)       (27,844)      (25,210)
Income tax benefit..................................           988              76          1,303           102
                                                          --------        --------       --------      --------

Loss from continuing operations before
    minority interest...............................       (13,728)        (12,799)       (26,541)      (25,108)
Minority interest in
    loss of subsidiary, net of taxes................         3,652           3,048          6,612         6,421
                                                          --------        --------       --------      --------
Loss from continuing operations.....................       (10,076)         (9,751)       (19,929)      (18,687)

Income (loss) from discontinued operations, net of
     taxes (Note 3).................................           225          (8,264)        (9,017)      (12,212)
Gain on sale of discontinued operations,
     net of taxes (Note 3)..........................            --              --          3,237            --
                                                          --------        --------       --------      --------
Net loss............................................      $ (9,851)       $(18,015)      $(25,709)     $(30,899)
                                                          ========        ========       ========      ========

Basic and diluted net income (loss) per common share:
     From continuing operations.....................      $   (.34)       $   (.33)      $   (.67)     $   (.63)
     From Discounted operations.....................           .01            (.28)          (.19)         (.41)
                                                          --------        --------       --------      --------
Basic and diluted net
   loss per share...................................      $   (.33)       $   (.61)      $   (.86)     $  (1.04)
                                                          ========        ========       ========      ========

Weighted average number of
     common shares outstanding......................        29,756          29,756         29,756        29,756
                                                          ========        ========       ========      ========

See accompanying notes to these condensed unaudited consolidated financial statements.

08/12/999:26 AM

                       ASCENT ENTERTAINMENT GROUP, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                           Six Months Ended June 30,
                                                                                 1999     1998
                                                                              --------- ---------
Operating activities:
      Net loss.............................................                   $(25,709)  $(30,899)
      Adjustments to reconcile net loss to
      net cash provided by continuing operations:
            Loss from discontinued
                operations, net of gain....................                      5,780     12,212
            Depreciation and amortization..................                     52,028     48,219
            Minority interest in losses
                of subsidiary..............................                     (6,612)    (6,421)
            Interest accretion on Senior
                Secured Notes..............................                      8,463      7,591
            Changes in operating assets and
                liabilities................................                     (5,199)    (4,692)
                                                                              --------   --------

      Net cash provided by operating
           activities of continuing operations.............                     28,751     26,010
      Net cash provided by discontinued
           operations......................................                      7,884      2,770
                                                                              --------   --------
      Net cash provided by operating activities............                     36,635     28,780
                                                                              --------   --------

Investing activities:......................................
      Proceeds from sale of Beacon
              Communications, LLC..........................                     15,893         --
      Purchase of property and equipment...................                    (40,858)   (47,250)
      Payments on note receivable..........................                      1,322      1,322
      Proceeds from sale of investments....................                      1,758        264
                                                                              --------   --------

      Net cash used in investing activities................                    (21,885)   (45,664)
                                                                              --------   --------

Financing activities - proceeds from
     borrowings under credit facilities....................                     10,000     21,000
                                                                              --------   --------

Net increase in cash and cash
     equivalents...........................................                     24,750      4,116

Cash and cash equivalents, beginning
     of period.............................................                     44,576     23,598
                                                                              --------   --------

Cash and cash equivalents, end
     of period.............................................                   $ 69,326   $ 27,714
                                                                              ========   ========

Supplemental cash flow information:
     Interest paid, net of interest capitalized............                   $  5,072   $  4,674
                                                                              ========   ========

     Income taxes paid.....................................                   $    308   $     77
                                                                              ========   ========

              See accompanying notes to these condensed unaudited
                      consolidated financial statements.

08/12/999:26 AM
                       ASCENT ENTERTAINMENT GROUP, INC.
            Condensed Consolidated Statements of Comprehensive Loss
                                  (Unaudited)
                                (In thousands)

                                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                                   1999        1998            1999       1998
                                                                   ----        ----            ----       ----
  Net loss.................................                       $(9,851)    $(18,015)       $(25,709)  $(30,899)

  Other comprehensive income (loss):
     Unrealized gain (loss) on securities..                        (1,024)        (684)         (1,143)       513
     Income tax (expense) benefit related
       to other comprehensive income.......                           358          239             400       (180)
                                                                 --------     --------        --------   --------

     Other comprehensive income (loss),
       net of tax..........................                          (666)        (445)           (743)       333
                                                                 --------     --------        --------   --------

  Comprehensive Loss.......................                      $(10,517)    $(18,460)       $(26,452)  $(30,566)
                                                                 ========     ========        ========   ========

              See accompanying notes to these condensed unaudited
                      consolidated financial statements.

08/12/999:26 AM

                       ASCENT ENTERTAINMENT GROUP, INC.
       Notes to Condensed Consolidated Financial Statements (Unaudited)


1.   General

     The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the financial statements and notes thereto filed with the Commission in the Company's 1998 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     Certain amounts in prior periods have been reclassified to conform with the current periods presentation, most notably the discontinued operations presentation of the Company's former entertainment segment (see Notes 2 and 3).

2.   Organization and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiary, On Command Corporation ("OCC"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent, was merged into Ascent and became an operating division of Ascent on May 30, 1997. Significant intercompany transactions have been eliminated. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports related businesses"), which the Company has agreed to sell (see Note 3). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999. The accompanying 1998 financial information has been restated to conform to the discontinued operations presentation of the former entertainment segment and Beacon.

    Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). As discussed in Note 13 to the Company's 1998 Consolidated Financial Statements, Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement in connection with the Distribution. In order to maintain the tax-free status of the Distribution, Ascent was subject to numerous restrictions under the Distribution Agreement, most of which have expired. The most significant restriction still in place is that Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the tax ruling documents related to the Distribution to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution. Ascent and COMSAT also terminated the Intercompany Services Agreement and Corporate Agreement entered into in connection with the Offering resulting in among other things, the termination of the restriction on Ascent's incurring indebtedness without the consent of COMSAT.


Note 3 - Discontinued Operations:

Beacon - On January 20, 1999, the Company sold 90% of its interest in Beacon to
------
an investor group controlled by Beacon's management and venture capital investors (the "Buyers"). The purchase price for the 90% interest was $19.0 million in cash, net of certain adjustments. The Company received approximately $15.9 million at closing. The Company believes it is entitled to receive future cash consideration of approximately $.8 million. The Company

08/12.999:26 AM
intends to continue its efforts to collect this amount, and the Company will report an additional gain from the Beacon sale when these proceeds are received. After the sale of the 90% interest, the Company has no future obligations to fund any of Beacon's liabilities or film development or production commitments. The 10% interest in Beacon retained by the Company is subject to limited purchase and sale options between the Company and the Buyers at a price proportionate to the purchase price. The Company's remaining investment in Beacon will be accounted for using the cost method. In the first quarter of 1999, the Company reported a gain of $3.2 million on the sale of 90% of its interest in Beacon.

Sports related businesses  - On July 27, 1999, the Company entered into a
-------------------------
definitive agreement to sell its Sports related businesses to a group of entities controlled by Donald L. Sturm ("The Sturm Group) for $321.0 million in cash (of which Liberty Denver Arena LLC, an unrelated third party, will receive up to $20.5 million), subject to further adjustment for cash balances and receipts received by the Company prior to closing, which relate to the Nuggets and Avalanche 1999/ 2000 playing seasons. In conjunction with the sale, the approximate $140.0 million in non-recourse Arena Note obligations will remain the obligation of an entity to be acquired by the Sturm Group (see Note 6 of the Company's 1998 Consolidated Financial Statements). Assuming the timely closing, the Company expects to report a gain, net of transaction costs without giving effect to taxes, in excess of $150.0 million on the sale of the Sports related businesses in the third quarter of 1999. Transaction costs, including investment banker and attorney fees and expenses, fees payable to William and Nancy Laurie in conjunction with the termination of the previous agreement between Ascent and the Lauries, which was entered into on April 25, 1999 (see Note 5 of Notes to Condensed Consolidated Financial Statements), and other associated costs of the transaction are estimated to be approximately $23.0 million and will be netted against the proceeds from the transaction for financial reporting purposes. In conjunction with the pending sale, as of June 30, 1999, the Company has incurred approximately $9.7 million of such transaction costs. These costs are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at June 30, 1999.

     The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 and for the Sports related businesses as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issue No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." Accordingly, the consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of Beacon and the Sports related businesses as discontinued operations. The loss from discontinued operations of Beacon and the Sports related businesses, net of taxes, for the three and six month periods ended June 30, 1999 and 1998 is composed of the following:

                                              Three Months Ended                        Three Months Ended
                                                June 30, 1999                             June 30, 1998
                                              ------------------                 -------------------------------
                                              Sports                             Sports
                                              Related                            Related
                                              Businesses                         Businesses    Beacon      Total
                                              -----------                        ----------    ------      -----
                                                                                (in thousands)
Revenues....................................    $ 26,102                         $15,878       $  (294)   $ 15,584
                                                ========                         =======       =======    ========
Loss from discontinued operations
 before taxes...............................    $   (245)                        $(4,537)      $(3,727)   $ (8,264)
Income tax benefit..........................         470                              --            --          --
                                                --------                         -------       -------    --------
Income (Loss) from discontinued operations..    $    225                         $(4,537)      $(3,727)   $ (8,264)
                                                ========                         =======       =======    ========
                                              Six Months Ended                          Six Months Ended
                                               June 30, 1999                             June 30, 1998
                                              ----------------                   -------------------------------
                                              Sports                             Sports
                                              Related                            Related
                                              Businesses                         Businesses    Beacon      Total
                                              -----------                        ----------    ------      -----
                                                                                (in thousands)
Revenues....................................    $ 64,713                         $55,951       $16,934    $ 72,885
                                                ========                         =======       =======    ========
Loss from discontinued operations
 before taxes...............................    $(10,509)                        $(9,171)      $(3,041)   $(12,212)
Income tax benefit..........................       1,492                              --            --          --
                                                --------                         -------       -------    --------
Loss from discontinued operations...........    $ (9,017)                        $(9,171)      $(3,041)   $(12,212)
                                                ========                         =======       =======    ========

08/12/999:26 AM

The net assets of the discontinued operations included in the unaudited condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998, consist of the following:

                                                         6/30/99                     12/31/98
                                                         -------      ---------------------------------------
                                                         Sports       Sports
                                                         Related      Related
                                                         Businesses   Businesses        Beacon         Total
                                                         ----------   ----------        ------         -----
                                                                             (in thousands)
    Current assets.....................................   $  29,895    $  38,194       $   3,062   $  41,256
    Property and equipment, net........................     138,469       92,249              --      92,249
    Restricted cash held in trust......................      75,604      112,478              --     112,478
    Film inventory.....................................          --           --          48,457      48,457
    Franchise rights, net..............................      90,152       92,559              --      92,559
    Other assets.......................................      25,238       24,453          10,651      35,104
    Current liabilities, including current portion of
         Arena Notes...................................     (79,176)     (70,222)         (5,763)    (75,985)
    Non-recourse Arena Notes...........................    (136,170)    (136,170)        (35,079)   (171,249)
    Other long term liabilities........................     (45,795)     (33,725)         (9,000)    (42,725)
                                                          ---------    ---------       ---------   ---------

    Net assets of discontinued operations..............   $  98,217    $ 119,816       $  12,328   $ 132,144
                                                          =========    =========       =========   =========

4.  Long-Term Debt

Long-term debt consists of the following at June 30, 1999 and December 31, 1998:

                                                              1999      1998
                                                            --------  --------
                                                              (in thousands)
Senior Secured Discount Notes, 11.875%, due
    2004, net of unamortized discount of
    $73,999 and $82,463.......................              $151,001  $142,537
OCC Credit Facility, variable rate, due 2002..               173,000   163,000
                                                            --------  --------

    Total long term debt......................              $324,001  $305,537
                                                            ========  ========

     Bank Credit Facilities - The Company and OCC have separate bank credit
     ----------------------
facilities. The Ascent credit facility provides for borrowings up to $50.0 million through March 2000. The available borrowings will be permanently reduced thereafter in varying amounts through 2002 when the Ascent credit facility will terminate. In connection with the sale of the Sports related businesses (see Note 3), it is anticipated that the Ascent credit facility will be terminated or renegotiated. The OCC credit facility provides for borrowings up to $200.0 million, matures in 2002 and, subject to certain conditions, can be renewed for an additional two years. Based on borrowings outstanding at June 30, 1999, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $27.0 million of long-term financing under the OCC credit facility, in each case, subject to certain covenant restrictions (see Note 6 of the Company's 1998 Consolidated Financial Statements).

5.   Contingencies

     Litigation - In September 1998, On Command Video (OCV) filed suit against
     ----------
MagiNet, alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of licensee fees from MagiNet which OCV believes were due and payable under the license agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet.

     In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in June 1999 in the Delaware Court of Chancery. These

08/12/999:26 AM
proposed class actions asserted that the Company's agreement to sell the Company's Sports related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all of the assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3 of Notes to Condensed Consolidated Financial Statements). On June 23, 1999, the Company, the director defendants and the Laurie - controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new auction process in which the Company would solicit additional offers for the purchase of the Sports related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the sports related businesses to The Sturm Group. The settlement of the Shareholder lawsuits is subject to the approval of the Delaware Court of Chancery after a hearing that is anticipated to occur after the closing of the sale of the Sports related businesses to The Sturm Group. If approved by the Court, the settlement would result in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the payment by the Company of plaintiff's attorney fees and expenses in an amount to be determined by the Court. For the six month period ended June 30, 1999, the Company has incurred and expensed approximately $1.1 million in connection with the Shareholder lawsuits.

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

6.   Segment Operating Results

     As discussed in Note 12 to the Company's 1998 Consolidated Financial Statements, the Company implemented Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. In accordance with SFAS No. 131, the Company classified its businesses into 3 reporting segments: multimedia distribution, network services and entertainment. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of ANS and the video distribution services it provides to the NBC television network and other private networks. The Company's former entertainment segment (see Notes 1 and 3 of Notes to Condensed Consolidated Financial Statements) included three segments, the Denver Nuggets, the Colorado Avalanche and the Arena Company. Accordingly, the financial information for the three and six month periods ended June 30, 1998, have been restated to conform with the Company's new segment classifications pursuant to SFAS 131 and the Company's classification of its former entertainment segment and Beacon as discontinued operations. Results by segment are as follows:

                                         Three Months Ended June 30,    Six Months Ended June 30,
                                            1999            1998           1999          1998
                                         ----------     ------------    ----------   ------------
Income Statement Data:                                          (in millions)
Revenues:
      Multimedia Distribution.....         $ 62.6         $60.9           $123.8       $116.8
      Network Services............            5.7           5.0             10.8          9.9
                                           ------         -----           ------       ------
           Total..................         $ 68.3         $65.9           $134.6       $126.7
                                           ======         =====           ======       ======
Operating income (loss):
      Multimedia Distribution(2)..         $ (6.5)        $(5.3)          $(11.6)      $(11.4)
      Network Services............            1.2            .6              2.2          1.5
      Corporate...................           (5.0)         (2.5)            (8.0)        (4.7)
                                           ------         -----           ------       ------
           Total..................         $(10.3)        $(7.2)          $(17.4)      $(14.6)
                                           ======         =====           ======       ======

08/12/999:26 AM


Other Data:

EBITDA (1):
      Multimedia Distribution...............  $ 18.3   $17.1   $ 36.5   $ 33.0
      Network Services......................     3.1     2.5      6.0      5.3
      General & Administrative..............    (4.9)   (2.5)    (7.9)    (4.7)
                                              ------   -----   ------   ------
           Total EBITDA.....................    16.5    17.1     34.6     33.6
                                              ------   -----   ------   ------
      Less reconciling item - depreciation
          and amortization..................    26.8    24.3     52.0     48.2
                                              ------   -----   ------   ------
       Total operating loss.................  $(10.3)  $(7.2)  $(17.4)  $(14.6)
                                              ======   =====   ======   ======


Capital Expenditures:
      Multimedia Distribution...............  $ 20.4   $22.0   $ 40.6   $ 45.2
      Network Services......................      .1      .7       .2      1.0
                                              ------   -----   ------   ------
           Total Capital Expenditures.......  $ 20.5   $22.7   $ 40.8   $ 46.2
                                              ======   =====   ======   ======

(1) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation, amortization and non-cash charges related to stock based compensation. The most significant difference between EBITDA and cash provided from operating activities are changes in working capital and interest expense under the OCC credit facility. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating cash flow or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the Condensed Consolidated Statements of Cash Flows (unaudited) and discussed in Liquidity and Capital Resources.

(2) The Multimedia Distribution segment's operating results reflect the allocation of intangible assets amortization incurred by Ascent relating to the acquisition of OCV by Ascent.

7.   New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. On a forward-looking basis, although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

08/12/999:26 AM

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

Seasonality, Variability and Other:

     The Company's businesses are subject to the effects of both seasonality and variability. Consequently, the operating results for the quarter and six-months ended June 30, 1999 for each segment and line of business, and for the Company as a whole, are not necessarily indicative of the results for the full year.

     In conjunction with the acquisition of Spectra Vision's assets and certain liabilities in October 1996, OCC acquired, among other assets, video systems and equipment. These specific assets, which were recorded at their estimated fair market value of approximately $41,800,000 in October 1996, are being depreciated over 36 months. Accordingly, OCC's 1999 fourth quarter operating results will be impacted from a reduction in depreciation and amortization expense charges relating to these specific assets.

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

ANALYSIS OF OPERATIONS

Three months ended June 30, 1999 compared to three months ended June 30, 1998

Continuing Operations
---------------------

     Revenues for the second quarter of 1999 were $68.3 million, an increase of $2.4 million or 3.6%, as compared to $65.9 million in revenues for the second quarter of 1998. This increase is attributable to a $1.7 million increase in revenues at OCC within the Multimedia Distribution segment and a $.7 million increase in revenues at ANS within the Network Services segment. The increase in revenues at OCC is primarily attributable to increased equipment sales, continued reductions in movie denial rates, an increase in the number of free-to-guest services being offered per room and an increase in revenues from new service offerings at OCC. These increases were partially offset by a decrease in movie revenues per room as compared to the second quarter of 1998 due primarily to a strong movie line up in 1998. The increase in revenues at ANS is attributable to an increase in service revenues from NBC and its affiliates and other private networks.

     Cost of services for the second quarter of 1999 were $46.9 million, an increase of $.5 million or 1.1% compared to $46.4 million in the second quarter of 1998. Cost of services at OCC increased by $.5 million. This increase in costs at OCC is due to increased direct costs associated with the increase in movie revenues at OCC (primarily hotel

08/12/999:26 AM
commissions and movie royalties) and increased costs associated with equipment sales partially offset by reduced operating expenses.

     Depreciation and amortization for the second quarter of 1999 was $26.8 million, an increase of $2.5 million or 10.3% compared to $24.3 million in the second quarter of 1998. Depreciation and amortization at OCC increased by $2.5 million. This increase is primarily attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation and the recognition by OCC of a non-cash expense associated with accounting for cashless stock options in an executive compensation agreement reflecting the increased share price of OCC's stock.

     General and administrative expenses, which include only those costs incurred by the parent company, were $4.9 million for the second quarter of 1999, an increase of $2.4 million or 96.0% compared to $2.5 million in the second quarter of 1998. This increase primarily reflects the expense recognized for the Company's stock appreciation rights of $1.9 million as a result of the increases in the Company's stock price and costs of $1.1 million incurred in conjunction with the settlement of a shareholder lawsuit (see Note 5 of Notes to Condensed Consolidated Financial Statements), partially offset by a reduction of other operating expenses.

     Other income increased by $2.4 million in the second quarter of 1999 as compared to the second quarter of 1998. This increase is attributable to the recognition of a $1.8 million gain by the parent company from the sale of investment securities and from interest income recognized on the Company's cash and cash equivalent balances.

     Interest expense increased $1.2 million in the second quarter of 1999 as compared to the second quarter of 1998. This increase is attributable to additional borrowings incurred during 1999 combined with an increase in borrowing costs at Corporate, primarily those costs related to the interest accretion on the Company's 11.875% Senior Secured Discount Notes (the "Senior Notes").

     The Company recorded an income tax benefit from continuing operations of $1.0 million during the second quarter of 1999 as compared to a minimal income tax benefit from continuing operations during the second quarter of 1998.

     EBITDA for the second quarter of 1999 was $16.5 million, a decrease of $.6 million or 3.5% compared to $17.1 million in the second quarter of 1998. This decrease is attributable to a $2.4 million decrease at Corporate offset by a $1.2 million increase at OCC and a $.6 million increase at ANS. The decrease at Corporate reflects the expense recognized for stock appreciation rights and costs increased in conjunction with the settlement of a shareholder lawsuit (see
Note 5 of Notes to Condensed Consolidated Financial Statements). The increase at OCC reflects the decrease in operating expenses in the second quarter of 1999 as compared to the same period of 1998. The increase at ANS reflects increased revenues in the second quarter of 1999 as compared to the same period of 1998.

     Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations
-----------------------

     Ascent's discontinued operations are comprised of the results of the Company's former entertainment segment, which includes the Denver Nuggets, the Colorado Avalanche and the Arena Company. In addition, discontinued operations include the results of Beacon, which was sold on January 20, 1999. The combined income from discontinued operations for these entities totaled $.2 million during the second quarter of 1999 as compared to a loss of $8.3 million during the comparable period in 1998. The increased income during the second quarter of 1999 is primarily attributable to the operations of the Colorado Avalanche and the lack of operating losses from Beacon. During the second quarter of 1999, the Avalanche participated in three rounds of the NHL playoffs as compared to one round in 1998. Assuming the timely closing of the pending sale of the Sports related businesses, the Company expects to report a gain on the sale of its interests in those businesses during the third quarter of 1999.

08/12/999:26 AM
Six months ended June 30, 1999 compared to six months ended June 30, 1998

Continuing Operations
---------------------

     Revenues for the first half of 1999 were $134.6 million, an increase of $7.9 million or 6.2%, as compared to $126.7 million in revenues for the first half of 1998. This increase is attributable to a $7.0 million increase in revenues at OCC and a $.9 million increase in revenues at ANS. The increase in revenues at OCC is primarily attributable to new hotel installations, continued conversions of hotels served by SpectraVision equipment to On Command Video equipment, an increase in the number of free-to-guest services being offered per room, increased equipment sales and continued reductions in movie denial rates. The increase in revenues in the Network Services segment is attributable to an increase in service revenues from NBC and its affiliates and other private networks.

     Cost of services for the first half of 1999 were $92.0 million, an increase of $3.6 million or 4.1% compared to $88.4 million in the first half of 1998. Cost of services at OCC increased by $3.6 million. This increase in costs at OCC is due to increased direct costs associated with the increase in movie revenues at OCC (primarily hotel commissions, movie royalties and free-to-guest expenses) and increased costs associated with equipment sales partially offset by reduced operating expenses.

     Depreciation and amortization for the first half of 1999 was $52.0 million, an increase of $3.8 million or 7.9% compared to $48.2 million in the first quarter of 1998. Depreciation and amortization at OCC increased by $3.7 million. This increase is primarily attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation and a non-cash expense associated with accounting for cashless stock options in an executive compensation agreement at OCC, reflecting the increased share price of OCC's stock.

     General and administrative expenses, which include only those costs by the parent company, were $7.9 million for the first half of 1999, an increase of $ 3.3 million or 71.7% compared to $4.6 million the first half of 1998. This increase primarily reflects the expense recognized during the first half of 1999 for the Company's stock appreciation rights of $3.0 million due to increases in the Company's stock price and costs incurred in conjunction with the settlement of a shareholder lawsuit of approximately $1.1 million (see Note 5 of Notes to Condensed Consolidated Financial Statements), partially offset by the reduction of other operating expenses.

     Other income increased by $ 2.8 million in the first half of 1999 as compared to the same period last year. This increase is primarily attributable to the recognition of a $1.8 million gain at Corporate from the sale of investment securities and to an increase in interest income recognized on Corporate's cash and cash equivalent balances.

     Interest expense increased $2.6 million in the first half of 1999 as compared to the first half of 1998. This increase is attributable to additional borrowings incurred during 1999 combined with an increase in borrowing costs at Corporate, primarily those costs related to the interest accretion on the Senior Notes.

     The Company recorded an income tax benefit from continuing operations of $1.3 million during the first quarter of 1999 as compared to a minimal income tax benefit from continuing operations during the first half of 1998.

     EBITDA for the first half of 1999 was $34.6 million, an increase of $1.0 million or 3.0% compared to $33.6 million in the first half of 1998. The increases is attributable to a $3.5 million increase at OCC and a $.7 million increase at ANS offset by a $3.2 million decrease at Corporate. The increase at OCC reflects the decrease in operating expenses in 1999 compared to 1998. The increase at ANS reflects increased revenues in 1999 compared to 1998. The decrease at Corporate reflects the expense recognized for stock appreciation rights and costs incurred in conjunction with the settlement of a shareholder lawsuit (see Note 5 of Notes to Condensed Consolidated Financial Statements).

     Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

08/12/999:26 AM
Discontinued Operations
-----------------------

     The combined loss from discontinued operations totaled $9.0 million during the first half of 1999 as compared to a loss of $12.2 million during the comparable period in 1998. The improvement is primarily due to the operations of the Colorado Avalanche and the lack of operating losses from Beacon partially offset by the operations of the Denver Nuggets. Specifically, during the second quarter of 1999, the Avalanche participated in three rounds of the NHL playoffs as compared to one round in 1998. Offsetting the improvements were the operations of the Denver Nuggets, which have been impacted by the NBA work stoppage. Specifically, while revenues for the Nuggets decreased, operating expenses increased due to a reserve taken on receivables due from NBA Properties, the merchandising affiliate of the NBA, and an overall increase in player salaries over the comparable period in 1998.

     The $3.2 million gain from sale of discontinued operations, net of taxes, during the first half of 1999 reflects the gain from the sale of 90% of the Company's interest in Beacon.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $24.7 million since December 31, 1998 to $69.3 million at June 30, 1999. The primary sources of cash during the first half of 1999 were cash from continuing operating activities of $28.8 million, proceeds of $15.9 million from the sale of 90% of the Company's interest in Beacon and borrowings under the OCC credit facility of $10.0 million. Cash was expended primarily for property and equipment at OCC, specifically $40.6 million of capital expenditures, to support OCC's continued growth. Included in cash and cash equivalents at June 30, 1999 is $24.0 million of cash received by the Avalanche and the Nuggets during 1999 relating to ticket sales and club seat deposits for both the Avalanche and the Nuggets for the upcoming 1999/2000 playing seasons. Pursuant to the terms of the definitive agreement to sell the Company's Sports related businesses (see Note 3 of Notes to Condensed Consolidated Statements), these cash balances and other cash receipts received prior to closing relating to the 1999/2000 playing seasons, will either be used to fund operating expenses of the Sports related businesses or will be acquired by The Strum Group.

     Long-term debt of the Company at June 30, 1999 consists primarily of the Company's Senior Secured Discount Notes (the "Senior Notes") totaling $151.0 million, and $173.0 million outstanding under OCC's credit facility. The Arena Revenue Backed Notes of $139.8 million (the "Arena Notes") which were issued by the Arena Company's beneficially owned trust are classified in the Company's condensed consolidated balance sheet in the net assets of discontinued operations. The Arena Notes are non-recourse to the Arena Company but the Arena Company is obligated to the noteholders to construct and operate the Pepsi Center. In connection with the pending sale of the Sports related businesses (see Note 3 of Notes to Condensed Consolidated Financial Statements), the Arena Note obligation will remain the obligation of an entity to be acquired by The Sturm Group. Based on borrowings at June 30, 1999, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $27.0 million of long-term financing under its credit facility, subject to certain covenant restrictions (see Note 6 of the Company's 1998 Consolidated Financial Statements.)

     The Company's cash requirements through the remainder of 1999 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the operating requirements of Ascent and its subsidiaries (including the cash to be acquired by the Purchasers as discussed above), and (iii) the payment of interest under the OCC credit facility. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service will be approximately $40.0 to $50.0 million during the remainder of 1999. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC credit facility.

     Management of the Company believes that the available cash, cash flows from operating activities, proceeds from the sale of the Company's Sports related businesses and funds available under the OCC credit facility (see Note 6 of the Company's 1998 Notes to Consolidated Financial Statements) will be sufficient for the Company and its subsidiary to satisfy their growth and finance working capital requirements during 1999. Assuming the

08/12/999:26 AM
consummation of the sale of the Sports-related businesses, after payments to Liberty Denver Arena, LLC for its interest in the Arena Company, appropriate reserves for cash received to-date relating to Nuggets and Avalanche upcoming 1999/2000 playing seasons, the Company anticipates net cash proceeds of approximately $260.0 million, subject to closing adjustments. Under the terms of Ascent's outstanding Senior Notes, to the extent that within 1 year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. In addition, in connection with the sale, it is anticipated that the Ascent credit facility will be terminated or renegotiated. As a result of the sale of its Sports related businesses and the terms of the Company's Senior Notes, the Company is exploring various alternatives as to the use of the cash proceeds from the sale and, in turn, the Company's overall business strategy. Management of the Company continues to focus its efforts on the operations of OCC and OCC's strategies to convert hotel rooms acquired in the acquisition of SpectraVision, Inc. to OCC's on-demand technology and the successful upgrade and expansion of OCC's technology and service offerings. On August 1, 1999, the Company completed previously disclosed negotiations and entered into a three-year extension through the end of 2002 of the NBC- ANS Service Agreement, under which Ascent provides satellite service, maintenance and support of NBC's national television network. Management of the Company does not anticipate any significant capital expenditures will be incurred in connection with the extension agreement. Management continues to believe that at the end of such extension period, it is likely that NBC will engage ANS to complete a full upgrade of the NBC distribution network to digital technology. No assurance can be provided that a full digital upgrade will occur or that ANS will be engaged to complete the digital upgrade on terms as favorable to the Company as the current agreement.

     As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT (see Note 2 of
Notes to Condensed Consolidated Financial Statements) terminated the Corporate Agreement between Ascent and COMSAT which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution.

INFORMATION SYSTEMS AND THE YEAR 2000

     General - The Year 2000 issue is the result of certain computer programs
     -------
and firmware having been developed using two digits rather than four digits to define the application year, such that computer programs that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for the Company and the customers who rely on its products.

     The Company and its subsidiary are actively engaged, but have not yet completed, evaluating, correcting and testing all of their Year 2000 compliance issues. Based on the current review and remediation, the primary Year 2000 compliance issue facing the Company is that OCC will be required to modify or replace some of its internally developed information technology software products. OCC utilizes embedded technology in all of its hotel systems design. OCC's engineering department has completed the majority of its evaluation process and is currently developing solutions to this and other Year 2000 issues affecting OCC's hotel systems. In addition, both OCC and the Company's other subsidiary have determined that they will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications to its products and third-party software and the replacement of non-compatible hardware, the Year 2000 issue will not pose significant operation problems for the Company's subsidiary or its customers.

08/12/999:26 AM
     The Company and its subsidiary are currently on schedule to complete all Year 2000 issues by November, 1999. However, if such modifications and replacements are not made, or completed timely, the Year 2000 issue could have a material impact on the Company, its subsidiaries and their customers.

     Costs - The total cost associated with required modification to become
     -----
Year 2000 compliant is not expected to be material to the Company's consolidated financial position. The total cost to address the Year 2000 issues from continuing operations is estimated to be less than $1.0 million. The total amount expended on Year 2000 compliance through June 30, 1999 from continuing operations was approximately $470,000. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions, including third parties' Year 2000 readiness and other factors.

     Risks - The Company has and will continue to have communications with its
     -----
significant suppliers and customers to determine the extent to which the Company may be vulnerable in the event that those parties fail to address their own Year 2000 issues. The Company has taken steps to monitor the progress made by those parties, and intends to test critical systems interfaces, as the year 2000 approaches. Specifically, there is some unknown level of risk at OCC with respect to its hotel customers and conditions that would make a hotel unable to register guests which, in turn, could affect OCC's revenue. A large number of OCC's systems are interfaced with the respective hotel's property management system. If this interface fails, all movie charges would require manual processing. Processes to perform manual processing are in place in all of OCC's customers' hotels and are occasionally utilized at times when the property management system interface is not functioning. This typically causes a slightly higher number of lost charges, which could be material if applied to a large number of hotel customers.

     Contingency Plans - While the Company has not completed a formal
     -----------------
contingency plan for the Year 2000 problem, it has evaluated several anticipated scenarios for failures affecting its critical business systems, including third-party hotel systems which could impact OCC as discussed above. Currently, it is OCC's opinion that any of the potential scenarios can be managed by manual means, although less efficient, while the necessary corrective actions are taken. However, there can be no guarantee that the systems of third parties on which the Company and its subsidiary rely will be corrected in a timely manner, that manual processing of OCC's movie charges would be accomplished, or that the failure to properly convert by another company would not have a material adverse effect on the Company or its subsidiary.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  The Company's exposure to market risk for changes in
------------------
interest rates relates primarily to the Company's investment portfolio, including restricted investments and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, and debt restrictions limit the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk.

     The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At June 30, 1999, the weighted average interest rate on the Company's cash and cash equivalent balance of $69.3 million was approximately 4.5% consisting of fixed rate short-term investments. In addition, the Company's weighted average interest rate on its restricted cash investments held in trust (part of discontinued operations, see Note 3 of Notes to the Condensed Consolidated Financial Statements) at June 30, 1999 of $75.6 million was approximately 5.1%. These restricted investments are primarily variable rate money market instruments.

     The Company has cash flow exposure due to rate changes for portions of its debt obligations. Specifically, no cash flow exposure exists on the Company's Arena Notes and Senior Notes as they represent fixed-rate obligations. (See Note 6 of the 1998 Consolidated Financial Statements). However, revolving loans

08/12/999:26 AM
extended under the OCC credit facility (see Note 6 of the 1998 Consolidated Financial Statements) generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At June 30, 1999, OCC had $173.0 million outstanding under the OCC credit facility and the weighted average interest rate on the OCC credit facility was 5.9%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $ .9 million.

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


     PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For a discussion of additional litigation in which the Company is involved -- See Note 5 of Notes to the Unaudited Condensed Consolidated Financial Statements. The Company and its subsidiary are defendants and may be potential defendants in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

Item 2.  Change in Securities
         --------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.


Item 5.  Other Information
         -----------------
         None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (A)  Exhibit
              -------

                No. 10.1 Purchase and Sale Agreement among Ascent Entertainment Group, Inc., Ascent Sports Holdings, Inc., Liberty Denver Arena, LLC and Sturm Sports, LLC, Sturm Avalanche LLC, Sturm Nuggets LLC, and Sturm Arena, LLC, dated as of July 27, 1999.

                No. 10.2  NBC Satellite System Service Contract Amendment

                No. 27.1  Financial Data Schedule


         (B)  Reports on Form 8-K:
              --------------------

                1.) The Registrant filed with the Commission on June 24, 1999 a Form 8-K describing the following: (i) The Company had entered into a definitive agreement for the settlement of three lawsuits filed by stockholders in Delaware Chancery Court, (ii) as part of the settlement, that the

08/12/999:26 AM
                Company had entered into a new purchase and sale agreement with entities controlled by William and Nancy Laurie and provides pursuant to which the Lauries might participate in an auction of the Sports related assets, (iii) the appointment of Mr. Peter W. May to the Board of the Company as part of the settlement and
                (iv) that Charlie Lyons, Chairman and CEO of the Company, had taken a leave of absence from his positions and that Charles Neinas, a Company director, had agreed to serve as acting Chairman and CEO of Ascent.

                2.) The Registrant filed with the Commission on May 4, 1999 a Form 8-K describing its issuance of two press releases reporting the Company's announcement that (i) it has entered into a definitive agreement to sell its Sports-related businesses, including the Denver Nuggets, Colorado Avalanche and the team's future home, the Pepsi Center and, (ii) the Company released its 1999 first quarter financial results, which included additional information on the Company's sale of its Sports-related businesses.

08/12/999:26 AM

                                   SIGNATURES



       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ascent Entertainment Group, Inc.
--------------------------------


By:  /s/ David A. Holden
     -------------------
     David A. Holden
     Vice President of Finance, Controller
     (Principal Accounting Officer)

Date:  August  13, 1999

19