Form 10-Q
period 1999-09-30
ASCENT ENTERTAINMENT GROUP INC
filed 1999-11-15
CIK 1002666

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1999

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

        The number of shares outstanding of the Registrant's Common Stock as of September 30, 1999 was 29,755,600 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                       ASCENT ENTERTAINMENT GROUP, INC.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                   (In thousands, except par value amounts)

                                                    September 30,   December 31,
                                                        1999           1998
                                                        ----           ----

ASSETS
Current Assets:
   Cash and cash equivalents...........................  $ 72,811     $ 44,576
   Receivables, net....................................    35,030       36,413
   Deferred income taxes...............................     3,276          417
   Prepaid expenses and other current assets (Note 3)..    13,657        2,983
   Net assets of discontinued operations (Note 3)......    87,461      132,144
                                                         --------     --------

         Total current assets..........................   212,235      216,533
                                                         --------     --------

Property and equipment, net............................   291,080      296,513
Goodwill, net..........................................    91,690       96,503
Investments............................................     1,365        1,493
Deferred income taxes..................................     5,529        3,866
Other assets, net......................................     7,194        8,717
                                                         --------     --------

Total Assets...........................................  $609,093     $623,625
                                                         ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
   Accounts payable.................................... $  28,733    $  23,668
   Deferred income.....................................     2,457        2,412
   Other  taxes payable................................     7,668        9,301
   Accrued compensation................................    10,083        7,588
   Other accrued liabilities...........................    14,749       14,348
                                                        ---------    ---------
         Total current liabilities.....................    63,690       57,317
                                                        ---------    ---------

Long-term debt (Note 4)...............................    332,461      305,537
Other long-term liabilities...........................        384        2,300
                                                        ---------    ---------

         Total liabilities.............................    396,535     365,154
                                                         ---------   ---------

Minority interest......................................    74,846       81,945
Commitments and contingencies (Note 5).................        --           --

Stockholders' equity:
   Preferred stock, par value $.01 per share,
         5,000 shares authorized, none outstanding....        --           --
 Common stock, par value $.01 per share,
         60,000 shares authorized; 29,756
         shares issued and outstanding.................       297          297
   Additional paid-in capital..........................   307,993      306,358
   Accumulated deficit.................................  (170,578)    (130,872)
   Accumulated other comprehensive income..............        --          743
         Total stockholders' equity....................   137,712      176,526
                                                        ---------    ---------
Total Liabilities and Stockholders' Equity............. $ 609,093    $ 623,625
                                                        =========    =========

See accompanying notes to these condensed unaudited consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                                               1999              1998                1999              1998
                                                               ----              ----                ----              ----

Revenues...............................................      $ 73,147           $68,611            $207,743          $195,267
                                                             --------           -------            --------          --------
Operating expenses:
   Cost of services....................................        47,749            44,766             139,779           133,168
   Depreciation and amortization.......................        27,220            24,750              79,248            72,969
   General and administrative..........................         3,414             1,242              11,323             5,876
                                                             --------           -------            --------          --------
         Total operating expenses......................        78,383            70,758             230,350           212,013
                                                             --------           -------            --------          --------
Loss from continuing operations before
         interest, taxes and minority interest.........        (5,236)           (2,147)            (22,607)          (16,746)

Interest and other income, net.........................         1,023               353               4,502             1,076
Interest expense.......................................        (7,413)           (6,354)            (21,364)          (17,688)
                                                             --------           -------            --------          --------
Loss from continuing operations before taxes
         and minority interest.........................       (11,626)           (8,148)            (39,469)          (33,358)
Income tax benefit.....................................            34             1,207               1,024             1,309
                                                             --------           -------            --------          --------
Loss from continuing operations before
         minority interest.............................       (11,592)           (6,941)            (38,445)          (32,049)
Minority interest in
         loss of subsidiary, net of taxes..............         2,156             1,715               8,768             8,136
                                                             --------           -------            --------          --------
Loss from continuing operations........................        (9,436)           (5,226)            (29,677)          (23,913)

Loss from discontinued operations, net of
         taxes (Note 3)................................        (4,557)           (4,346)            (13,264)          (16,558)
Gain on sale of discontinued operations,
         net of taxes (Note 3).........................            --                --               3,237                --
                                                             --------           -------            --------          --------
Net  loss..............................................      $(13,993)          $(9,572)           $(39,704)         $(40,471)
                                                             ========           =======            ========          ========

Basic and diluted net income (loss) per common share:
   Loss from continuing operations....................      $   (.31)          $  (.17)              $(.99)         $   (.81)
   From Discontinued operations.......................          (.16)             (.15)               (.34)             (.55)
                                                             --------           -------            --------          --------
Basic and diluted net
         loss per share................................      $   (.47)          $  (.32)             $(1.33)         $  (1.36)
                                                             ========           =======            ========          ========

Weighted average number of
         common shares outstanding.....................        29,756            29,756              29,756            29,756
                                                             ========           =======            ========          ========

See accompanying notes to these condensed unaudited consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                 Nine Months Ended September 30,
                                                      1999           1998
                                                      ----           ----

Operating activities:

Operating activities:
    Net loss.....................................   $(39,704)      $(40,471)
    Adjustments to reconcile net loss to
    net cash provided by continuing operations:
         Loss from discontinued
              operations, net of gain............     10,027         16,558
         Depreciation and amortization...........     79,248         72,969
         Minority interest in losses
              of subsidiary......................     (8,768)        (8,136)
         Interest accretion on Senior
              Secured Notes......................     12,924         11,567
         Changes in operating assets and
              liabilities........................     (7,377)       (20,901)
                                                    --------       --------

    Net cash provided by operating
         activities of continuing operations.....     46,350         31,586
    Net cash provided by discontinued
         operations..............................     14,326         24,329
                                                    --------       --------
    Net cash provided by operating activities....     60,676         55,915
                                                    --------       --------

Investing activities:
    Proceeds from sale of Beacon
         Communications, LLC.....................     15,893             --
         Purchase of property and equipment......    (66,097)       (67,879)
         Payments on note receivable.............      2,005          2,006
    Proceeds from sale of investments............      1,758            264
                                                    --------       --------

    Net cash used in investing activities........    (46,441)       (65,609)
                                                    --------       --------

Financing activities - proceeds from
    borrowings under credit facilities...........     14,000         27,000
                                                    --------       --------

Net increase in cash and cash
    equivalents..................................     28,235         17,306

Cash and cash equivalents, beginning
    of period....................................     44,576         23,598
                                                    --------       --------

Cash and cash equivalents, end
    of period....................................   $ 72,811       $ 40,904
                                                    ========       ========

Supplemental cash flow information:
    Interest paid, net of interest capitalized...   $  7,580       $  7,158
                                                    ========       ========

    Income taxes paid............................   $  2,651       $     79
                                                    ========       ========

See accompanying notes to these condensed unaudited consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
            Condensed Consolidated Statements of Comprehensive Loss
                                  (Unaudited)
                                (In thousands)

                                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                                               1999               1998               1999              1998
                                                               ----               ----               ----              ----
    Net loss...........................................      $(13,993)          $ (9,572)          $(39,704)         $(40,471)
                                                             --------           --------           --------          --------
    Other comprehensive income (loss):
         Unrealized gain (loss) on securities..........            --             (1,698)            (1,143)              487
         Income tax (expense) benefit related
              to other comprehensive income............            --                594                400              (170)
                                                             --------           --------           --------          --------
    Other comprehensive income (loss),
         net of tax....................................            --             (1,104)              (743)              317
                                                             --------           --------           --------          --------

    Comprehensive Loss.................................      $(13,993)          $(10,676)          $(40,447)         $(40,154)
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

    Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997, COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). As discussed in Note 13 to the Company's 1998 Consolidated Financial Statements, Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement in connection with the Distribution. In order to maintain the tax-free status of the Distribution, Ascent was subject to numerous restrictions under the Distribution Agreement, most of which have expired. The most significant restriction still in place is that Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the tax ruling documents related to the Distribution to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution.

Note 3 - Discontinued Operations

Beacon - On January 20, 1999, the Company sold 90% of its interest in Beacon to
------
an investor group controlled by Beacon's management and venture capital investors (the "Buyers"). The purchase price for the 90% interest was $19.0 million in cash, net of certain adjustments. The Company received approximately $15.9 million at closing. The Company believes it is entitled to receive future cash consideration of approximately $.8 million. The Company intends to continue its efforts to collect this amount, and the Company will report an additional gain from the Beacon sale when these proceeds are received. After the sale of the 90% interest, the Company has no future obligations to fund any of Beacon's liabilities or film development or production commitments. The 10% interest in Beacon retained by the Company is subject to limited purchase and sale options between the Company and the Buyers at a price proportionate to the purchase price. The Company's remaining investment in Beacon is accounted for using the cost method. In the first quarter of 1999, the Company reported a gain of $3.2 million on the sale of 90% of its interest in Beacon.

Sports related businesses  - On July 27, 1999, the Company entered into a
-------------------------
definitive Purchase and Sale Agreement (the "Sports Sale Agreement") to sell its Sports-related businesses to a group of entities controlled by Donald L. Sturm ("The Sturm Group") for $321.0 million in cash (of which Liberty Denver Arena LLC, currently an unrelated third party (see Note 7 to Condensed Consolidated Financial Statements), will receive up to $20.5 million)), subject to further adjustment for cash balances and receipts received by the Company prior to closing, which relate to the Nuggets and Avalanche 1999/2000 playing seasons.
In conjunction with the sale, the approximate $140.0 million in non-recourse Arena Note obligations will be remain the obligation of an entity to be acquired by The Sturm Group (see Note 6 of the Company's 1998 Consolidated Financial Statements). On October 14, 1999, the Company entered into an amendment (the "First Amendment") to the Sports Sale Agreement. The First Amendment restructured the transaction to add a new entity to the group of Purchasers and make certain other tax and estate planning related changes on behalf of Purchasers. Also in the First Amendment, the Purchasers agreed to seek the release of Ascent from certain guarantees, and to indemnify Ascent from claims under such guarantees if Ascent were not released. On October 29, 1999, the Company entered into an additional amendment (the "Second Amendment") to the Sports Sale Agreement. The Second Amendment provides, among other things, that
(a) the Drop Dead Date (as defined in the Sports Sale Agreement) has been extended from October 31, 1999 to November 10, 1999; (b) the Purchasers will not be obligated to pay to the Company interest on the cash portion of the purchase price; (c) Ascent and the Purchasers will jointly fund a construction claims escrow account in favor of Purchasers to cover any construction overruns in excess of $191 million associated with the completion of the Pepsi Center prior to the second anniversary of the closing, and Ascent will initially place $1.5 million in such escrow; (d) Ascent will fund an escrow account in favor of Purchasers in an amount equal to $5 million that Purchasers can use to pay construction overruns or other costs or revenue shortfalls; (e) certain closing conditions were amended, in particular that in order to obtain the consent of the City and County of Denver (the "City) to the transactions contemplated by the Sports Sale Agreement and to obtain the release of Ascent from certain guarantees from the City, The Sturm Group agree that a certain form of replacement guaranty would be acceptable to The Sturm Group if so acceptable to the City; (f) the deductible baskets related to Ascent's indemnification obligations have been decreased from an aggregate of $5 million to an aggregate of $2 million; and (g) the parties have agreed to certain other adjustments and indemnities. Subsequently, on November 10, 1999, the Company entered into an additional amendment (the "Third Amendment") to the Sports Sale Agreement. The Third Amendment provides that the Drop Dead Date has been extended from November 10, 1999 to November 15, 1999 with the further agreement that if The Sturm Group finalizes terms and documentation of its agreement-in-principle with the City prior to the November 15 expiration, then the Sports Sale Agreement between Ascent and The Sturm Group will be further extended to a date two businesses days following final Denver City Council approval of the agreement between The Sturm Group and the City. Accordingly, there can be no assurances that The Sturm Group and the City will successfully finalize the terms and documentation of any agreement leading to the satisfaction of the City consent condition, or that the City Council will approve such agreement, or that the sale of Ascent's sports-related businesses pursuant to the Sports Sale Agreement, as amended, with The Sturm Group will be completed.

    As a result of the amendments to the Sports Sale Agreement and assuming a timely closing, as to which there can be no assurances, the Company would report a pre-tax gain, net of transaction costs in excess of $150.0 million on the sale of the Sports related businesses in the fourth quarter of 1999. Transaction costs, including investment banker and attorney fees and expenses, fees payable to William and Nancy Laurie in conjunction with the termination of the previous agreement between Ascent and the Lauries, which was entered into on April 25, 1999 (see Note 5 of Notes to Condensed Consolidated Financial Statements), and other associated costs of the transaction are estimated to be approximately $23.0 million and will be netted against the proceeds from the transaction for financial reporting purposes. In conjunction with the sale, as of September 30, 1999, the Company had incurred approximately $13.6 million of such transaction
costs.   These costs are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 1999.

    The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 and for the Sports related businesses as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issue No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." Accordingly, the consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of Beacon and the Sports related businesses as discontinued operations. The loss from discontinued operations of Beacon and the Sports related businesses, net of taxes, for the three and nine month periods ended September 30, 1999 and 1998 is composed of the following:

                                               Three Months Ended September 30,
                                      ----------------------------------------------------
                                         1999                        1998
                                      -----------     ------------------------------------
                                      Sports            Sports
                                      Related           Related
                                      Businesses        Businesses      Beacon      Total
                                      ----------      --------------   --------    --------
                                                      (in thousands)
Revenues............................   $  3,143          $  3,386      $  6,781    $ 10,067
                                        ========         ========      ========    ========
Loss from discontinued operations
    before taxes....................    $ (3,396)        $ (1,951)     $(23,957)   $ (4,346)
Income tax expense..................       1,161               --            --          --
                                        --------         --------      --------    --------
Loss from discontinued operations...    $ (4,557)        $ (1,951)     $ (2,395)   $ (4,346)
                                        ========         ========      ========    ========

                                                  Nine Months Ended September 30,
                                      -------------------------------------------------------
                                         1999                          1998
                                      -----------     ---------------------------------------
                                      Sports         Sports
                                      Related        Related
                                      Businesses     Businesses        Beacon         Total
                                      ----------     ----------    --------------   ---------
                                                                   (in thousands)
Revenues............................  $ 67,854        $ 59,237        $ 23,715       $ 82,952
                                      ========        ========        ========       ========
Loss from discontinued operations
 before taxes.......................  $(13,905)       $(11,122)       $ (5,436)      $(16,558)
Income tax expense..................        641             --              --             --
                                      ---------       --------        --------       --------
Loss from discontinued operations...   $(13,264)      $(11,122)       $ (5,436)      $(16,558)
                                       ========       ========        ========       ========

The net assets of the discontinued operations included in the unaudited condensed consolidated balance sheets as of September 30, 1999 and December 31, 1998, consist of the following:

                                        9/30/99                        1998
                                      -----------    ----------------------------------------
                                      Sports         Sports
                                      Related        Related
                                      Businesses     Businesses        Beacon         Total
                                      ----------     ----------    -------------    ---------
                                                                   (in thousands)

    Current assets..................  $  50,719      $  38,194       $   3,062      $  41,256
    Property and equipment, net.....    174,141         92,249              --         92,249
    Restricted cash held in trust...     55,992        112,478              --        112,478
    Film inventory..................         --             --          48,457         48,457
    Franchise rights, net...........     88,948         92,559              --         92,559
    Other assets....................     25,462         24,453          10,651         35,104
    Current liabilities, including
         current portion of Arena
         Notes......................   (132,860)       (70,222)         (5,763)       (75,985)
    Non-recourse Arena Notes and
         other obligations..........   (136,170)      (136,170)        (35,079)      (171,249)
    Other long term liabilities.....    (38,771)       (33,725)         (9,000)       (42,725)
                                      ---------      ---------       ---------      ---------

    Net assets of discontinued
    operations......................  $  87,461      $ 119,816       $  12,328      $ 132,144
                                      =========      =========       =========      =========

4.  Long-Term Debt

    Long-term debt consists of the following at September 30, 1999 and December 31, 1998:

                                                   1999      1998
                                                   ----      ----
                                                   (in thousands)
 Senior Secured Discount Notes, 11.875%, due
    2004, net of unamortized discount of
    $69,539 and $82,463........................  $155,461  $142,537
 OCC Credit Facility, variable rate, due 2002..   177,000   163,000
                                                 --------  --------

    Total long term debt.......................  $332,461  $305,537
                                                 ========  ========

    Bank Credit Facilities - The Company and OCC have separate bank credit
    ----------------------
facilities. The Ascent credit facility provides for borrowings up to $50.0 million through March 2000. The available borrowings will be permanently reduced thereafter in varying amounts through 2002 when the Ascent credit facility will terminate. In connection with the sale of the Sports related businesses (see Note 3), it is anticipated that the Ascent credit facility will be terminated or renegotiated. The OCC credit facility provides for borrowings up to $200.0 million, matures in 2002 and, subject to certain conditions, can be renewed for an additional two years. Based on borrowings outstanding at September 30, 1999, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $27.0 million of long-term financing under the OCC credit facility, in each case, subject to certain covenant restrictions (see Note 6 of the Company's 1998 Consolidated Financial Statements).

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

    In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in June 1999 in the Delaware Court of Chancery. These proposed class actions asserted that the Company's agreement to sell the Company's Sports related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3 of Notes to Condensed Consolidated Financial Statements). On June 23, 1999, the Company, the director defendants and the Laurie-controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new process in which the Company would solicit additional offers for the purchase of the Sports related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the Sports related businesses to The Sturm Group. The settlement of the Shareholder lawsuits is subject to the approval of the Delaware Court of Chancery after a hearing. If approved by the Court, the settlement would result in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the payment by the Company of plaintiff attorney fees and expenses in an amount to be approved by the Court. For the nine month period ended September 30, 1999, the Company has incurred and expensed approximately $1.1 million in connection with the Shareholder lawsuits and expects to incur additional expenses during the fourth quarter of 1999.

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

6.  Segment Operating Results

    As discussed in Note 12 to the Company's 1998 Consolidated Financial Statements, the Company implemented Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. In accordance with SFAS No. 131, the Company classified its businesses into 3 reporting segments: multimedia distribution, network services and entertainment. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of ANS and the video distribution services it provides to the NBC television network and other private networks. The Company's former entertainment segment (see Notes 1 and 3 of Notes to Condensed Consolidated Financial Statements) included three segments, the Denver Nuggets, the Colorado Avalanche and the Arena Company. Accordingly, the financial information for the three and nine month periods ended September 30, 1998, have been restated to conform with the Company's new segment classifications pursuant to SFAS 131 and the Company's classification of its former entertainment segment and Beacon as discontinued operations. Results by segment are as follows:

                                               Three Months Ended September 30,               Nine Months Ended September 30,
                                                    1999              1998                      1999                    1998
                                                    ----              ----                      ----                    ----
Income Statement Data:                                               (in thousands, except Room Data)

Revenues:
    Multimedia Distribution...............     $67,752              $62,970                   $191,550                $179,733
    Network Services......................       5,395                5,641                     16,193                  15,534
                                               -------              -------                   --------                --------
         Total............................     $73,147              $68,611                   $207,743                $195,267
                                               =======              =======                   ========                ========
Operating income (loss):
    Multimedia Distribution(2)............     $(2,853)             $(1,867)                  $(14,438)               $(13,308)
    Network Services......................       1,065                  998                      3,271                   2,546
    Corporate.............................      (3,448)              (1,278)                   (11,440)                 (5,984)
                                               -------              -------                   --------                --------
         Total............................     $(5,236)             $(2,147)                  $(22,607)               $(16,746)
                                               =======              =======                   ========                ========


Other Data:

EBITDA - from Continuing Operations (1):
    Multimedia Distribution...............     $22,423              $20,968                   $ 58,947                $ 53,955
    Network Services......................       2,975                2,877                      9,017                   8,144
    General & Administrative..............      (3,414)              (1,242)                   (11,323)                 (5,876)
                                               -------              -------                   --------                --------
         Total EBITDA.....................      21,984               22,603                     56,641                  56,223
                                               -------              -------                   --------                --------
    Less reconciling item - depreciation
         and amortization..................     27,220               24,750                     79,248                  72,969
                                               -------              -------                   --------                --------
    Total operating loss.................      $(5,236)             $(2,147)                  $(22,607)               $(16,746)
                                               =======              =======                   ========                ========

Capital Expenditures:
    Multimedia Distribution...............     $23,344              $19,560                   $ 64,209                $ 64,805
    Network Services......................         250                  843                        437                   1,806
    Corporate.............................           6                  226                      1,451                   1,268
                                               -------              -------                   --------                --------
         Total Capital Expenditures.......     $23,600              $20,629                   $ 66,097                $ 67,879
                                               =======              =======                   ========                ========


Room Data:
    Number of Guest pay rooms
         (at end of period):
    On Demand...................  873,000  815,000
    Scheduled Only..............   73,000  106,000
                                  -------  -------
         Total Guest Pay Rooms..  950,000  921,000
                                  =======  =======

(1) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation, amortization and non-cash charges related to stock based compensation. The most significant differences between EBITDA and cash provided from operating activities are changes in working capital and interest expense under the OCC credit facility. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating cash flow or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented in the Condensed Consolidated Statements of Cash Flows (unaudited) and discussed in Liquidity and Capital Resources.

(2) The Multimedia Distribution segment's operating results reflect the allocation of intangible assets amortization incurred by Ascent relating to the acquisition of OCV by Ascent.


7.  Pending Merger Agreement

    On October 20, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AT&T Corp., Ranger Acquisition Corp. and Liberty Media Corporation ("Liberty"). Liberty Denver Arena LLC (see Note 3 of Notes to Condensed Consolidated Financial Statements) is an affiliate of Liberty. Pursuant to the Merger Agreement, upon consummation of the merger each share of Ascent common stock would be converted into .4626 shares of Liberty Media Group Class A Common Stock ("LMG.A"). LMG.A is issued by AT&T Corp. and is a tracking stock designed to reflect the economic performance of the businesses and assets of AT&T Corp. attributed to Liberty, which is a group of companies previously acquired by AT&T Corp. The Merger is conditioned upon, among other things, the sale of, and will not include; the Company's sports-related assets, the Colorado Avalanche, the Denver Nuggets or the Pepsi Center. The sale of those business assets is subject to the Sports Sale Agreement, as amended, as described in Note 3 of Notes to the Condensed Consolidated Financial Statements. Consummation of the Merger is also subject to the affirmative vote of the holders of a majority of the outstanding shares of Ascent Common Stock, the approval of all appropriate governmental and regulatory authorities, the approval of all appropriate governmental and regulatory authorities, the closing of the sale of the sports-related assets and other customary conditions.

    However, as a result of certain provisions of the Amendments to the Sports Sale Agreement, the Company and Liberty have agreed that certain conditions to the consummation of the Merger Agreement are incapable of being satisfied. Notwithstanding the foregoing, the Company and Liberty have agreed to negotiate through November 30, 1999 toward an amendment to the Merger Agreement containing mutually acceptable terms, during which period Liberty agrees not to terminate the Merger Agreement unless the parties reach an impasse. After November 30, 1999, if the parties have not amended the Merger Agreement then Liberty may elect to terminate the Merger Agreement at any time through December 3, 1999. If Liberty does not so terminate, then it shall have been deemed to waive its right to terminate the Merger Agreement as a result of those provisions of the Amendments to the Sports Sale Agreement that caused the conditions of the Merger Agreement not to be satisfied. Finally, if the Sports Sale Agreement, as amended, is terminated then the Merger Agreement with Liberty can be terminated at any time. There can be no assurances that Liberty will not terminate the Merger Agreement if the Sports Sale Agreement is terminated, and Ascent expects that Liberty would do so soon after any such termination or, that even if the sale of the sports-related businesses is consummated in accordance with the Sports Sale Agreement, as amended to-date, that Liberty will not elect to use its right to terminate the Merger Agreement or will agree to a merger transaction only on revised terms that are less favorable to the Company.

8.  Accounting Pronouncements

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

Seasonality, Variability and Other:

    The Company's businesses are subject to the effects of both seasonality and variability. Consequently, the operating results for the quarter and nine-months ended September 30, 1999 for each segment and line of business, and for the Company as a whole, are not necessarily indicative of the results for the full year.

    In conjunction with the acquisition of SpectraVision's assets and certain liabilities in October 1996, OCC acquired, among other assets, video systems and equipment. These specific assets, which were recorded at their estimated fair market value of approximately $41,800,000 in October 1996, are being depreciated over 36 months. Accordingly, OCC's 1999 fourth quarter operating results will be impacted from a reduction in depreciation and amortization expense charges relating to these specific assets.

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

ANALYSIS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Continuing Operations
---------------------

    Revenues for the third quarter of 1999 were $73.1 million, an increase of $4.5 million or 6.6%, as compared to $68.6 million in revenues for the third quarter of 1998. This increase is attributable to a $4.7 million increase in revenues at OCC within the Multimedia Distribution segment and a $.2 million decrease in revenues at ANS within the Network Services segment. The increase in revenues at OCC is primarily attributable to new hotel installations, continued conversions of SpectraVision properties to the superior performing On Command Video systems, an increase in cable programming revenues, an increase in the net royalty payment received from LodgeNet Entertainment Corporation ("LodgeNet") and continued reductions in movie denial rates.

    Cost of services for the third quarter of 1999 were $47.7 million, an increase of $2.9 million or 6.5% compared to $44.8 million in the third quarter of 1998. Cost of services at OCC increased by $3.3 million and decreased by $.4 million at ANS. This increase in costs at OCC is due to increased direct costs associated with the increase in movie revenues at OCC (primarily hotel commissions and movie royalties) and cable programming revenues, due to price increases from selected cable programmers. The decrease in cost of services at ANS is attributable to the decline in revenues and cost containment efforts at ANS.

    Depreciation and amortization for the third quarter of 1999 was $27.2 million, an increase of $2.4 million or 9.7% compared to $24.8 million in the third quarter of 1998. Depreciation and amortization at OCC increased by $2.4 million. This increase is primarily attributable to the larger installed room base and the increased depreciation on capital expenditures made during 1998 and the recognition by OCC of a non-cash expense associated with accounting for cashless stock options in an executive compensation agreement reflecting the increased share price of OCC's stock.

    General and administrative expenses, which include only those costs incurred by the parent company, were $3.4 million for the third quarter of 1999, an increase of $2.2 million compared to $1.2 million in the third quarter of 1998. This increase primarily reflects the $1.9 million in expense recognized during the current quarter for severance payments made to the Company's former President and Chief Executive Officer, and an increase in expenses associated with the Company's stock appreciation rights ("SAR's").

    Other income increased by $.7 million in the third quarter of 1999 as compared to the third quarter of 1998. This increase is attributable to interest income recognized on the Company's cash and cash equivalent balances.

    Interest expense increased $1.1 million in the third quarter of 1999 as compared to the third quarter of 1998. This increase is attributable to additional borrowings incurred during 1999 combined with an increase in borrowing costs at Corporate, primarily those costs related to the interest accretion on the Company's 11.875% Senior Secured Discount Notes (the "Senior Notes").

    The Company recorded an income tax expense from continuing operations of $1.1 million during the third quarter of 1999 as compared to an income tax benefit of $1.2 million during the third quarter of 1998. During the third quarter of 1999, the Company reduced its effective tax benefit rate for 1999 due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets).

    EBITDA for the third quarter of 1999 was $22.0 million, a decrease of $.6 million or 2.7% compared to $22.6 million in the third quarter of 1998. This decrease is attributable to a $2.2 million decrease at Corporate offset by a $1.5 million increase at OCC and a $.1 million increase at ANS. The decrease at Corporate primarily reflects the severance costs incurred in conjunction with the payments to the Company's former President and Chief Executive Officer. The increase at OCC primarily reflects the increase in revenues during the third quarter of 1999 as compared to the same period of 1998. The increase at ANS, while minimal, primarily reflects a reduction in operating expenses in the third quarter of 1999 as compared to the same period of 1998.

    Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations
-----------------------

    Ascent's discontinued operations are comprised of the results of the Company's former entertainment segment, which includes the Denver Nuggets, the Colorado Avalanche and the Arena Company. In addition, discontinued operations include the results of Beacon, which was sold on January 20, 1999. The combined loss from discontinued operations for these entities totaled $4.6 million during the third quarter of 1999 as compared to a loss of $4.3 million during the comparable period in 1998. The decreased loss during the third quarter of 1999 is primarily attributable to the lack of operating losses from Beacon of $2.4 million offset by an increase in losses from the operations of the Denver Nuggets and the Arena Company. Specifically, the Nuggets incurred contract termination costs during the third quarter of 1999 of $1.7 million while the Arena Company incurred additional personnel and operating costs, including sales and marketing expenditures in connection with the opening of the Pepsi Center in September 1999. Assuming the timely closing of the pending sale of the Sports related businesses, as to which there can be no assurances, the Company would report a gain on the sale of its interests in those businesses during the fourth quarter of 1999.


Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Continuing Operations
---------------------

    Revenues for the nine-months ended September 30, 1999 were $207.7 million, an increase of $12.4 million or 6.3%, as compared to $195.3 million in revenues for the nine-months ended September 30, 1998. This increase is attributable to a $11.8 million increase in revenues at OCC and a $.6 million increase in revenues at ANS. The increase in revenues at OCC is primarily attributable to continued conversions of SpectraVision properties to the superior performing On Command Video systems, an increase in cable programming revenues, an increase in the net royalty payment from LodgeNet, reductions in movie denial rates and higher equipment sales. The increase in revenues in the Network Services segment is attributable to an increase in service revenues from NBC and its affiliates and other private networks.

    Cost of services for the nine-months ended September 30, 1999 were $139.8 million, an increase of $6.6 million or 5.0% compared to $133.2 million for the nine-months ended September 30, 1998. Cost of services at OCC increased by $6.8 million. This increase in costs at OCC is primarily due to increased direct costs associated with the increase in movie revenues at OCC (primarily hotel commissions and movie royalties) and equipment sales and cable programming revenues.

    Depreciation and amortization for the nine-months ended September 30, 1999 was $79.2 million, an increase of $6.2 million or 8.5% compared to $73.0 million for the nine-months ended September 30, 1998. Depreciation and amortization at OCC increased by $6.1 million. This increase is primarily attributable to the continuing installation of on-demand video systems at OCC and the resulting increase in depreciation and the recognition by OCC of a non-cash expense associated with accounting for cashless stock options in an executive compensation agreement reflecting the increased share price of OCC's stock.

    General and administrative expenses, which include only those costs incurred by the parent company, were $11.3 million for the nine-months ended September 30, 1999, an increase of $5.4 million or 91.5% compared to $5.9 million for the nine-months ended September 30, 1998. This increase reflects the expense recognized during the nine-months ended September 30, 1999 for the Company's stock appreciation rights of $3.8 million due to increases in the Company's stock price, $1.9 million in expenses recognized for severance payments made to the Company's former President and Chief Operating Officer and costs incurred in conjunction with the settlement of a shareholder lawsuit of approximately $.8 million (see Note 5 of Notes to Condensed Consolidated Financial Statements), partially offset by the reduction of other operating expenses.

    Other income increased by $ 3.4 million in the nine-months ended September 30, 1999 as compared to the same period last year. This increase is primarily attributable to the recognition of a $1.8 million gain at Corporate from the sale of investment securities and to an increase in interest income recognized on Corporate's cash and cash equivalent balances.

    Interest expense increased $3.7 million in the nine-months ended September 30, 1999 as compared to the nine-months ended September 30, 1998. This increase is attributable to additional borrowings incurred during 1999 combined with an increase in borrowing costs at Corporate, primarily those costs related to the interest accretion on the Senior Notes.

    The Company recorded an income tax benefit from continuing operations of $1.0 million during the nine-months ended September 30, 1999 as compared to an income tax benefit of $1.3 million from continuing operations during the nine-months ended September 30, 1998. The decrease in the Company's 1999 benefit rate as compared to the nine-months ended September 30, 1999 is due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets).

    EBITDA for the nine-months ended September 30, 1999 was $56.6 million, an increase of $.4 million or .7% compared to $56.2 million in the nine-months ended September 30, 1998. The increase is attributable to a $5.0 million increase at OCC and a $.9 million increase at ANS offset by a $5.5 million decrease at Corporate. The increase at OCC reflects the decrease in operating expenses in 1999 compared to 1998. The increase at ANS reflects increased revenues in 1999 compared to 1998. The decrease at Corporate reflects the expense recognized for stock appreciation rights, expenses related to severance payments made to the Company's former President and Chief Executive Officer and costs incurred in conjunction with the settlement of the Shareholder lawsuit (see Note 5 of Notes to Condensed Consolidated Financial Statements).

    Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations
-----------------------

    The combined loss from discontinued operations totaled $13.3 million during the nine-months ended September 30, 1999 as compared to a loss of $16.6 million during the comparable period in 1998. The increased loss is primarily due to the operations of the Denver Nuggets and the Arena Company offset by the improvement in the operations of the Colorado Avalanche and the lack of operating losses from Beacon. Specifically, during the second quarter of 1999, the Avalanche participated in three rounds of the NHL playoffs as compared to one round in 1998. Offsetting the improvements were the operations of the Denver Nuggets, which were impacted by the NBA work stoppage during the first quarter of 1999 and the contract termination cost of the former coach during the third quarter of 1999. Specifically, while revenues for the Nuggets decreased, operating expenses increased due to a reserve taken on receivables due from NBA Properties, the merchandising affiliate of the NBA, an overall increase in player salaries over the comparable period in 1998 and the incurrence of contract termination costs. In addition, the Arena Company reflects an increase in operating costs, primarily personnel and sales and marketing costs as the Pepsi Center opened in September, 1999.

    The $3.2 million gain from sale of discontinued operations, net of taxes, during the nine-months ended September 30, 1999 reflects the gain from the sale of 90% of the Company's interest in Beacon.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased by $28.2 million since December 31, 1998 to $72.8 million at September 30, 1999. The primary sources of cash during the first nine-months of 1999 were cash from continuing operating activities of $46.4 million, proceeds of $15.9 million from the sale of 90% of the Company's interest in Beacon and borrowings under the OCC credit facility of $14.0 million. Cash was expended primarily for property and equipment at OCC, specifically $64.2 million of capital expenditures, to support continued hotel installations. Included in cash and cash equivalents at September 30, 1999 is $24.0 million of cash received by the Avalanche and the Nuggets during 1999 relating to ticket sales and club seat deposits and sponsorship contracts for both the Avalanche and the Nuggets for the upcoming 1999/2000 playing seasons. Pursuant to the terms of the Sports Sale

Agreement (see Note 3 of Notes to Condensed Consolidated Statements), these cash balances and other cash receipts received prior to closing relating to the 1999/2000 playing seasons will be acquired by The Sturm Group.

    Long-term debt totaled $332.5 million at September 30, 1999 as compared to $305.5 million at December 31, 1998. The increase in long-term debt is attributable to additional borrowings of $14.0 million under On Command's credit facility and the accretion of interest on the Company's 11.875% Senior Secured
Discount Notes.   The Arena Revenue Backed Notes of $139.8 million (the "Arena
Notes") which were issued by the Arena Company's beneficially owned trust are classified in the Company's condensed consolidated balance sheet in the net assets of discontinued operations. The Arena Notes are non-recourse to the Arena Company but the Arena Company is obligated to the noteholders to construct and operate the Pepsi Center. In connection with the Sports Sale agreement (see
Note 3 of Notes to Condensed Consolidated Financial Statements), the Purchasers will acquire the Arena Note obligation. Based on borrowings at September 30, 1999, the Company had access to $50.0 million of long-term financing under the Ascent credit facility and OCC had access to $23.0 million of long-term financing under its credit facility, subject to certain covenant restrictions (see Note 6 of the Company's 1998 Consolidated Financial Statements.)

    The Company's cash requirements through the remainder of 1999 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the operating requirements of Ascent and its subsidiaries (including the cash to be acquired by the Purchasers as discussed above), and (iii) the payment of interest under the OCC credit facility. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service will be approximately $20.0 to $25.0 million during the fourth quarter of 1999. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and financed under the OCC credit facility.

    Management of the Company believes that the available cash, cash flows from operating activities and funds available under the OCC credit facility (see Note 6 of the Company's 1998 Notes to Consolidated Financial Statements) will be sufficient for the Company and its subsidiary to satisfy their growth and finance working capital requirements during 1999. Assuming the consummation of the sale of the Sports related businesses as to which there can be no assurances, after payments to Liberty Denver Arena LLC for its interest in the Arena Company, appropriate reserves for cash received to-date relating to Nuggets and Avalanche upcoming 1999/2000 playing seasons and after the establishment of escrow accounts totaling $6.5 million as required by the Second Amendment to the Sports Sale Agreement (see note 3 of Notes to Condensed Consolidated Financial Statements), the Company anticipates receiving net cash proceeds of approximately $255.0 million, subject to any closing adjustments. Under the terms of Ascent's outstanding Senior Notes, to the extent that within one year of the sale of the Sports related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. In addition, in connection with the sale, it is anticipated that the Ascent credit facility will be terminated or renegotiated. Assuming that the sale of its Sports related businesses is consummated and, as a result of the terms of the Company's Senior Notes, the Company will explore various alternatives as to the use of the cash proceeds from the sale and, in turn, the Company's overall business strategy. Management of the Company continues to focus its efforts on the operations of OCC and OCC's strategies to convert hotel rooms acquired in the acquisition of SpectraVision to OCC's on-demand technology and the successful upgrade and expansion of OCC's technology and service offerings. On August 1, 1999, the Company completed previously disclosed negotiations and entered into a three-year extension through the end of 2002 of the NBC- ANS Service Agreement, under which Ascent provides satellite service, maintenance and support of NBC's national television network. Management of the Company does not anticipate any significant capital expenditures will be incurred in connection with the extension agreement. Management continues to believe that at the end of such extension period, it is likely that NBC will engage ANS to complete a full upgrade of the NBC distribution network to digital technology. No assurance can provided that a full digital upgrade will occur or that ANS will be engaged to complete the digital upgrade on terms as favorable to the Company as the current agreement.

    However, should the sale of the Company's Sports related business not occur and, in turn, the Merger Agreement with Liberty (see Note 7 to Notes to Condensed Consolidated Financial Statements) be terminated, the Company will reevaluate its overall business strategy. It is the Company's expectation that cash flows from operations will be insufficient to cover planned capital expenditures during 2000 and, accordingly, the Company previously determined that no cash interest would be payable on the Senior Notes until June 2003. Thereafter, the Company's ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon the future performance of the Company and, in particular, on the successful implementation of OCC's strategy, including conversion of the hotel rooms acquired in the acquisition of SpectaVision to OCC's on-demand technology and the upgrade and expansion of OCC's technology and service offerings. In addition, the Company's future performance would also be dependent on the operating results of the Company's Sports-related assets, and the ability to attain significant and sustained growth in the Company's cash flow. There can be no assurance that OCC will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its long-term debt service obligations and working capital requirements. Based on the Company's current expectation with respect to its existing businesses, the Company does not expect to have cash flows after capital expenditures sufficient to repay all of the Senior Notes at maturity and, accordingly, may have to refinance the Senior Notes at or before their maturity. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to sell assets.

    As previously discussed, on June 27, 1997, COMSAT completed the Distribution of the Ascent common stock held by COMSAT as a tax-free dividend to COMSAT's shareholders. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement between Ascent and COMSAT (see Note 2 of Notes to Condensed Consolidated Financial Statements) terminated the Corporate Agreement between Ascent and COMSAT, which imposed restrictions on Ascent to ensure compliance with certain capital structure and debt financing restrictions imposed on COMSAT by the Federal Communications Commission. In addition, pursuant to the Distribution Agreement, certain restrictions have been put in place to protect the tax-free status of the Distribution.

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

    The Company and its subsidiary are actively engaged, but have not yet completed, evaluating, correcting and testing all of their Year 2000 compliance issues. Based on the current review and remediation, the primary Year 2000 compliance issue facing the Company is that OCC will be required to modify or replace some of its internally developed information technology software products. OCC utilizes embedded technology in all of its hotel systems design. OCC's engineering department has completed the majority of its evaluation process and is currently developing solutions to this and other Year 2000 issues affecting OCC's hotel systems. In addition, both OCC and ANS have determined that they will be required to modify and/or replace certain third-party software so that it will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the proper modifications to its products and third-party software and the replacement of non-compatible hardware, the Year 2000 issue will not pose significant operation problems for the Company's subsidiary or its customers.

    The Company and its subsidiary are currently working to resolve all significant Year 2000 issues by December 1999. If these modifications are not completed by year-end, the Company believes that manual processes, as discussed under Contingency Plans below, can be utilized to mitigate any operating losses until such modifications are fully implemented. On an overall basis, if all such modifications and replacements are not made, or completed timely, the Year 2000 issue could have a material impact on the Company, its subsidiaries and their customers.

    Costs - The total cost associated with required modification to become Year
    -----
2000 compliant is not expected to be material to the Company's consolidated financial position. The total cost to address the Year 2000 issues from continuing operations is estimated to be less than $1.2 million. The total amount expended on Year 2000 compliance through September 30, 1999 from continuing operations was approximately $700,000. The costs of Year 2000 compliance and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions, including third parties' Year 2000 readiness and other factors.

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

    Contingency Plans - While the Company has not completed a formal contingency
    -----------------
plan for the Year 2000 problem, it has evaluated several anticipated scenarios for failures affecting its critical business systems, including third-party hotel systems which could impact OCC as discussed above. Currently, it is OCC's opinion that any of the potential scenarios can be managed by manual means, although less efficient, while the necessary corrective actions are taken. However, there can be no guarantee that the systems of third parties on which the Company and its subsidiary rely will be corrected in a timely manner, that manual processing of OCC's movie charges would be accomplished, or that the failure to properly convert by another company would not have a material adverse effect on the Company or its subsidiary.

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

    The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At September 30, 1999, the weighted average interest rate on the Company's cash and cash equivalent balance of $72.8 million was approximately 5.4% consisting of fixed rate short-term investments. In addition, the Company's weighted average interest rate on its restricted cash investments held in trust (part of discontinued operations, see Note 3 of Notes to the Condensed Consolidated Financial Statements) at September 30, 1999 of $56.0 million was approximately 5.34%. These restricted investments are primarily variable rate money market instruments.

    The Company has cash flow exposure due to rate changes for portions of its debt obligations. Specifically, no cash flow exposure exists on the Company's Arena Notes and Senior Secured Discount Notes as they represent fixed-rate obligations. (See Note 6 of the 1998 Consolidated Financial Statements). However, revolving loans extended under the OCC credit facility (see Note 6 of the 1998 Consolidated Financial Statements) generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios of the Company. At September 30, 1999, OCC had $177.0 million outstanding under the OCC credit facility and the weighted average interest rate on the OCC credit facility was 6.2%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates would increase (or decrease) the Company's annual interest expense and cash outflow for the remaining of three months of 1999 by $.4 million.

Foreign Currency Risk.   The Company, through OCC, transacts business in various
---------------------
foreign currencies, primarily in Canada, Asia and in certain European countries. However, the Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations continue to grow, the Company will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.


     PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         For a discussion of additional litigation in which the Company is involved, see Note 5 of Notes to the Condensed Unaudited Consolidated Financial Statements. The Company and its subsidiary are defendants and may be potential defendants in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

Item 2.  Change in Securities
         --------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (A)    Exhibit
                -------
                No. 10.1    First Amendment to the Sports Sale Agreement dated
                October 14, 1999 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 1, 1999).

                No. 10.2    Second Amendment to the Sports Sale Agreement dated
                October 29, 1999. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 1, 1999).

                No. 10.3    Third Amendment to the Sports Sale Agreement dated
                November 10, 1999. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 12, 1999).

                No. 27.0    Financial Data Schedule

         (B)  Reports on Form 8-K:
              --------------------

              1.) The Registrant filed with the Commission on November 1, 1999 a Form 8-K describing that the Company had amended the Purchase and Sale Agreement dated as of July 27, 1999 (the "Sports Sale Agreement") (the "Third Amendment") to extended the Drop Dead Date, as defined in the Sports Sale Agreement, from November 10, 1999 to November 15, 1999.

              2.) The Registrant filed with the Commission on November 1, 1999 a Form 8-K describing the following: (i) the Company had entered into two amendments to the Sports Sale Agreement and, (ii) that, as a result of the second amendment to the Sports Sale Agreement, that certain conditions to the consummation of Company's previously announced Agreement and Plan of Merger (the "Merger Agreement") with AT&T Corp., Ranger Acquisition Corp. and Liberty Media Corp. ("Liberty") are incapable of being satisfied and that Liberty and the Company have agreed to negotiate through November 30, 1999 toward an amendment to the Merger Agreement.

              3.) The Registrant filed with the Commission on October 21, 1999, a Form 8-K describing the following (i) The Company had entered into an Agreement and Plan of Merger with Liberty, AT&T Corp. and Ranger Acquisition Corp. ("Merger Sub") whereby Merger Sub would merge with and into the Company with the Company surviving as a wholly owned subsidiary of AT&T and, (ii) that consummation of the Merger Agreement is subject to the approval of the Company's shareholder's and appropriate governmental and regulatory authorities.



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

Date:  November 15, 1999