Form 10-K405
period 1999-12-31
ASCENT ENTERTAINMENT GROUP INC
filed 2000-03-28
CIK 1002666

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT  OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 0-27192

                       ASCENT ENTERTAINMENT GROUP, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                        52-1930707
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                      1225 Seventeenth Street, Suite 1800
                            Denver, Colorado  80202
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

11 7/8% Senior Secured Discount Notes
Due 2004                               None


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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Aggregate market value of voting stock held by non-affiliates of the Registrant was $253,051,519 based on a price of $15.125 per share, which was the average of the bid and asked prices of such stock on March 20, 2000, as reported on the NASDAQ National Market reporting system.

          29,755,600 shares of Common Stock were outstanding on March  20, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS                                                 PAGE

PART I
-------
ITEM 1.
            GENERAL INFORMATION.................................... 1
            MULTIMEDIA DISTRIBUTION................................ 2
            ON COMMAND CORPORATION................................. 2
                  GENERAL.......................................... 2
                  INDUSTRY OVERVIEW................................ 3
                  OCC OPERATING AND GROWTH STRATEGY................ 3
                  PLATFORMS........................................ 3
                  SERVICES......................................... 5
                  SALES AND MARKETING.............................. 6
                  INSTALLATION AND SERVICE OPERATIONS.............. 7
                  HOTEL CONTRACTS.................................. 7
                  TECHNOLOGY....................................... 7
                  SUPPLIERS........................................ 7
                  COMPETITION...................................... 8
                  INTERNATIONAL MARKETS............................ 9
                  INVESTMENT IN OCC................................ 9
            NETWORK SERVICES....................................... 9
                  ASCENT NETWORK SERVICES.......................... 9
            DISCONTINUED OPERATIONS................................10
            REGULATION.............................................11
            PATENTS, TRADEMARKS AND COPYRIGHTS.....................11
            EMPLOYEES..............................................12
ITEM 2.     PROPERTIES.............................................12
ITEM 3.     LEGAL PROCEEDINGS......................................12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....13

PART II
-------
ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS....................................14
ITEM 6.     SELECTED FINANCIAL DATA................................14
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................16
ITEM 7A.    QUALITIATIVE AND QUANTITATIVE DISCLOSURE ABOUT
            MARKET RISK............................................23
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............25
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE....................48

PART III
--------
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....49
ITEM 11.    EXECUTIVE COMPENSATION.................................51
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.............................................59
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........61
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K............................................62

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

ITEM 1.  BUSINESS


                              GENERAL INFORMATION

     Ascent Entertainment Group, Inc. ("Ascent" or the "Company") operates diversified media and entertainment production and distribution businesses characterized by well-known franchises. The Company conducts its business in two reportable segments, Multimedia Distribution and Network Services. In the Company's Multimedia Distribution segment, the Company's approximately 56.6% owned publicly traded subsidiary, On Command Corporation ("On Command" or "OCC"), is the leading provider (by number of hotel rooms served) of in-room on-demand video entertainment and information services to the domestic lodging industry. The Company's Network Services segment is comprised of the Company's Ascent Network Services ("ANS") division. ANS is the primary provider of satellite distribution support services that link the National Broadcasting Company ("NBC") television network with 181 of its affiliated stations nationwide. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports-related businesses"), which the Company has announced its intentions to sell. In addition, discontinued operations include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999. Beacon, (an independent motion picture and television production company) was sold to an investment group which included Armyan Bernstein, Beacon's Chairman and Chief Executive Officer. The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 and for the Sports-related businesses as a discontinued operation during the first quarter of 1999. Accordingly, the accompanying financial information included in the Annual Report has been restated to conform to the discontinued operations presentation of the Company's Sports-related businesses.

     The Company is a Delaware corporation and was incorporated in 1995. The Company was formed by COMSAT Corporation ("COMSAT") to organize COMSAT's multimedia distribution and entertainment assets under one management group.
An initial public offering (the "Ascent IPO") of Ascent's common stock was completed in December 1995. As a result of the Ascent IPO, COMSAT owned 80.67% of the Company's common stock.

     COMSAT originally became involved in the entertainment industry through its acquisition of the multimedia distribution businesses, ANS and On Command Video Corporation ("OCV"), and its initial acquisition of an interest in the Nuggets. COMSAT expanded the Company by acquiring complementary entertainment businesses, including increasing its investment in OCV and the Nuggets and acquiring the Avalanche, Beacon, and other related interests. In 1996, the Company formed OCC to combine OCV and the assets and certain liabilities of Spectravision, Inc. ("SpectraVision"), at the time the second largest provider of in-room on-demand video entertainment services to the domestic lodging industry (the "Spectravision Acquisition").

     In connection with the Offering, the Company and COMSAT entered into a Services Agreement, pursuant to which COMSAT provided certain services to the Company; a Corporate Agreement, which provided COMSAT with certain control rights, including with respect to the Company's board of directors, equity securities, and Certificate of Incorporation and Bylaws; and a Tax Sharing Agreement related to the treatment of Ascent as part of COMSAT's consolidated tax group (See Notes 7 and 12 to the Company's Consolidated Financial Statements).

     On June 27, 1997, COMSAT consummated the distribution of all of its ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution") pursuant to a Distribution Agreement dated June 3, 1997, between Ascent and COMSAT. The Distribution was intended, among other things, to afford Ascent more flexibility in obtaining debt financing to meet its growing needs. The Distribution Agreement terminated the Corporate Agreement, the Tax Sharing Agreement and the Services Agreement. In addition, pursuant to the Distribution Agreement, certain restrictions were put into place to protect the tax-free status of the Distribution. Among the restrictions, Ascent was not allowed to issue, sell, purchase or otherwise acquire stock or instruments which afford a person the right to acquire the stock of Ascent until July 1998. Finally, as a result of the Distribution, Ascent is no longer part of COMSAT's consolidated tax group and accordingly, Ascent may be unable to recognize future tax benefits and will not receive cash payments from COMSAT resulting from Ascent's operating losses in 1999 and 1998 and anticipated operating losses thereafter. (See Notes 7 and 12 to the Company's Consolidated Financial Statements.)

MERGER AGREEMENT

     On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a Tender Offer (the "Offer") offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the offer on February 29, 2000 and under its terms and subject to its conditions, the Offer will expire on March 27, 2000, unless extended pursuant to the Merger Agreement. The Offer is conditioned on the tender of at least a majority of the Ascent shares as well as other customary conditions. Under the Merger Agreement and subject to the terms thereof, following the Offer, Merger Sub will be merged with and into Ascent (the "Merger") and all shares not purchased in the Offer (other than Shares held by Liberty, Merger Sub or Ascent, or shares held by dissenting stockholders) will be converted into the right to receive $15.25 per Share in cash.


                            MULTIMEDIA DISTRIBUTION

                             ON COMMAND CORPORATION

GENERAL

     OCC is a holding company whose principal assets are OCV, SpectraVision and On Command Development Corporation, each of which operates as a separate, wholly owned subsidiary of On Command Corporation. OCC is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. OCC has experienced rapid growth in the past seven years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 956,000 rooms at December 31, 1999, of which approximately 884,000 rooms are served by on-demand systems.

     OCC provides in-room video entertainment and information services on three technology platforms, the recently developed OCX video system, the On Command Video ("OCV") System and the SpectraVision systems. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, TV-based Internet with a wireless keyboard and other guest services. At December 31, 1999, OCC had installed the OCX systems in approximately 34,000 hotel rooms, 30,000 with Internet capability. The OCV System is a patented video selection and distribution technology platform that allows hotel guests to select at any time movies and games through the television sets in their hotel rooms. At December 31, 1999, OCC had approximately 749,000 rooms installed with the OCV platform. There are variations of the SpectraVision Video Systems still installed in hotels including tape based scheduled and on-demand systems. The SpectraVision Video System generally offers fewer movie choices than the OCV or OCX systems. At December 31, 1999, OCC had 177,000 rooms installed with SpectraVision equipment.

     In addition to movies, OCC's platforms provide for in-room viewing of programming of select cable channels (such as HBO, Showtime, ESPN, CNN and Disney Channel) and other interactive and information services, which includes high speed Internet access through the OCX platform. OCC primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties, predominantly in the deluxe, luxury, and upscale hotel categories serving business travelers, such as Marriott, Hilton, Hyatt, Wyndham, Starwood, Doubletree, Fairmont, Embassy Suites, Four Seasons, and other select hotels.

     At December 31, 1999, approximately 87% of OCC's 956,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, Latin America and the Asia-Pacific region. In addition to installing systems in hotels served by OCC, OCC sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCCs system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and ALLIN Communications, Inc., which is licensed to install OCC's systems in cruise ships.

INDUSTRY OVERVIEW

     Providing in-room entertainment and information services to the lodging industry includes offering pay-per-view motion pictures and Internet connectivity, free-to-guest programming of select pay cable channels, and an increasing array of interactive programs and information services. Pay-per-view movies were introduced in the early 1970s and have since become a standard amenity offered by many hotels to their guests. Historically, providers of programming to hotels delivered their content on a fixed time schedule that did not provide the hotel guest flexibility in choosing when to watch a movie. Typically, a guest would be offered a choice of four to eight movies, each of which would be shown once every two to four hours. The development of video switches (including OCV's patented video switch) enabled providers of pay-per-view services to offer scheduling flexibility to the viewer. Changes in technology have also led to the ability to provide a number of on-demand interactive services such as guest folio review, automatic checkout, survey completion, guest messaging, video games and Internet service. The market for in-room entertainment and information is characterized as a highly competitive environment among several industry-dedicated companies and a number of new entrants including cable companies, telecommunications companies, laptop connectivity companies and others. See "Competition."

OPERATING AND GROWTH STRATEGY

     On Command Corporation's operating and growth strategy is to: (i) increase revenues and create new revenue sources through an expanding range of interactive and information services offered to the lodging industry through the OCX platform, including @Hotel TV-based Internet; (ii) increase its installed hotel customer base by obtaining contracts with business and luxury hotels and select mid-priced hotels without current service, converting hotels currently served by other providers whose contracts are expiring, and servicing hotels which are acquired or constructed by existing customers; (iii) expand its room base in underserved foreign markets; and (iv) increase revenues and decrease costs in certain hotels acquired in the SpectraVision acquisition by installing more current technology offering greater reliability, broader selection, and more viewing flexibility.

     OCC has been actively pursuing the renewal or extension of most of the contracts with hotel customers with SpectraVision equipment by offering these customers the opportunity to obtain OCV or OCX on-demand pay-per-view movies and related services. As of December 31, 1999, OCC had converted approximately 181,000 rooms previously served by SpectraVision's systems to OCC's on-demand system. Management expects to have a substantial majority of the remaining SpectraVision rooms converted to OCC's on-demand system by the end of 2001.

PLATFORMS

 OCX Platform

     OCX is a multimedia platform that can be used to modify existing OCC installations or can incorporate digital content storage in new installations. At December 31, 1999, OCC had installed the OCX system in 34,000 hotel rooms, 30,000 of which have Internet capability. The platform currently provides interactive, multimedia menus, high-speed, TV-based Internet service, e-mail access over the Internet, Sony PlayStation games, as well as more choices and higher-quality video (with digital content storage) for OCC's on-demand movie services. Potential offerings using the digital platform include flexible pricing and packaging, non-theatrical short videos (such as business, lifestyle, and sports videos) and special events, including out-of-market sports events.

     On July 1, 1999, OCC launched its OCX platform which is now being supported by OCC using standard procedures. Over the next several months, OCC will be implementing new systems and procedures to better service and support the existing OCX properties and improve the operational efficiencies of the OCX platform. OCC has been actively marketing OCX and as of December 31, 1999, had already signed contracts to install OCX an additional 75,000 rooms. OCC is outfitting all major metropolitan areas with sufficient technical staff to support the increasing demand for OCX.

     OCX provides enhanced multimedia applications and @Hotel Internet access using a customized version of Microsoft's Internet Explorer, adapted for use over the TV in conjunction with a wireless keyboard. @Hotel Internet service is available to guests for a daily fee and includes complete web access and e-mail capability. OCC has also partnered with several Internet content providers to organize hotel-friendly Internet sites. OCX operates by means of several client computers that serve multiple guest rooms and are located outside of the actual rooms.

     The OCX platform supports a high degree of interactivity and customization, including a powerful and compelling multimedia user interface. The OCX platform is a standards-based, client-server architecture utilizing Windows NT in the "back end" and a customized NTSC version of Internet Explorer running on Windows 98 PC clients in the "front end." HTML-based menus allow integration of content and navigational elements, and video content is provided via a digital file server or an array of video cassette players.

     A key component of the OCX platform is the "Site Manager" software application that controls the system, interfaces with the hotel Property Management System, and acts as the system's overall resource manager (including user session management and resource allocation). In its design and functionality, this application reflects OCC's years of operational experience and provides a key strategic advantage in serving the lodging industry.

     The OCX platform provides a significant increase in the breadth of possible services and in the efficiency of providing them. While the platform itself may be extended to support extensive product offerings, early implementations will include video-on-demand, @Hotel TV-based Internet access, Sony's PlayStation video games and a rich multimedia user interface. With the OCX technology, each component of the platform has multiple uses. For example, the same PC client used for navigating graphics-intensive menus is used subsequently for accessing the Internet and sending e-mail. With digital content storage, a feature film could be replaced by four 30-minute short subject videos (for example, instructional videos, self-help videos or comedy videos), unlike one-for-one replacement with videocassettes. More importantly, the Company can begin to transition to network delivery of content.

     OCC undertakes a significant investment when it installs its system in a hotel property, sometimes rewiring part of the hotel. Depending on the size of the hotel property, the quality of the cabling and antenna system at the hotel, and the configuration of the system installed, the installation cost of a new, OCV on-demand system with movies, guest services and video game capabilities, including the head-end equipment averages from approximately $375 to $450 per room. If the Company provides televisions, the cost can increase by $200 to $325 per room depending on the size of the TV. The installation cost of a full OCX system, including digital content storage and Internet capability with a wireless keyboard is approximately $75 per room higher than the OCV system in the same size hotel. In addition, the OCV system can be modified to enable OCX functionality for movies, games, Internet, and guest services. The cost of this modification is between $175 to $300 per room depending on the required wiring in the hotel. Most installations undertaken by OCC today use the OCX platform. Due to constraints placed on OCC by most movie studios, OCX is only installed with video cassette players in certain international markets.

 OCV Platform

     The On Command Video system was patented by OCV in 1992 and consists of a microprocessor controlling the television in each room, a hand-held remote control, and a central "head-end" video rack and system computer located elsewhere in the hotel. Programming signals originate from video cassette players located within the head-end rack and are transmitted to individual rooms by way of OCV's proprietary video switching technology. Movie starts are controlled automatically by the system computer. The system computer also records the purchase by a guest of any title and reports billing data to the hotel's accounting system, which posts the charge to the guest's bill.

     Manual functions of the OCV equipment and system are limited to changing videocassettes once per month and are all handled by OCC's service personnel who also update the system's movie titles screens. OCV's information system is capable of generating regular reports of guests' entertainment selections, permitting OCV to adjust its programming to respond to viewing patterns. The number of guests that can view a particular movie at the same time varies from hotel to hotel depending upon the popularity of the movie. OCV provides more copies of the most popular programming to hotels. The high-speed, two-way digital communications capability of the OCV system enables OCC to provide advanced interactive and information features, such as video games, in addition to basic guest services such as video checkout, room service ordering and guest satisfaction surveys. The OCV system also enables hotel owners to broadcast informational and promotional messages and to monitor room availability.

     For example, in a typical hotel with 400 rooms, the central head-end video rack would consist of approximately 120 videocassette recorders containing up to ten copies of the most popular movies and a total of up to 50 different titles. The OCV system includes a computerized in-room on-screen menu that offers to guests a list of only those movie selections available to the guest at that time. As a result, even though the on-screen menu may not include a list of all titles available in the particular hotel, the list includes all movies currently available to the guest, thus eliminating the possibility of a guest being disappointed when the guest's selection is not available.

 SpectraVision Platform

     In comparison with OCX and OCV systems, hotels still equipped with SpectraVision technology generally offer fewer choices if served by SpectraVision on-demand systems, or only offer hotel guests eight to twelve movies per day at scheduled times, or some combination thereof. SpectraVision originated a tape-based system which typically offered a hotel guest eight movies per day at predetermined times. In 1991, SpectraVision introduced the Guest Choice system to provide hotel guests with on-demand viewing of videotapes
based upon proprietary equipment and software.   In 1994, SpectraVision
introduced a digital video on-demand service, called Digital Guest Choice. The Digital Guest Choice system provides on-demand viewing of digitally stored movies that reside on high capacity disk arrays. OCC has converted the Digital Guest Choice systems in the United States to its OCV on-demand systems although some units of Digital Guest Choice equipment continue to be used in Asia.


SERVICES

Pay-Per-View Movie Services

     Through its OCV and SpectraVision subsidiaries, OCC provides on-demand and, in some cases, scheduled in-room television viewing of major motion pictures and independent non-rated motion pictures for mature audiences, for which a hotel guest pays on a per-view basis. Depending on the type of system installed and the size of the hotel, guests can choose up to 50 different movies with an on-demand system, or from eight to twelve movies with a scheduled system.

     OCC obtains the non-exclusive rights to show recently released motion pictures from major motion picture studios generally pursuant to a master agreement with each studio. The license period and fee for each motion picture are negotiated individually with each studio, which typically receives a percentage of that picture's gross revenues generated by the pay-per-view system. Typically, OCC obtains rights to exhibit major motion pictures during the "Hotel/Motel Pay-Per-View Window," which is the time period after initial theatrical release and before release for home video distribution or cable television exhibition. OCC attempts to license pictures as close as possible to motion pictures theatrical release date to benefit from the studios' advertising and promotional efforts. OCC also obtains independent motion pictures, most of which are non-rated and are intended for mature audiences, for a one-time flat fee that is nominal in relation to the licensing fees paid for major motion pictures.

     OCC provides service under contracts with hotels that generally provide for a term of five to seven years. Under these contracts, OCC installs its system into the hotel at OCC's cost, and OCC retains ownership of all its equipment used in providing the service. Traditionally, the hotel provides its own televisions, however, based on certain economic evaluations, OCC may provide televisions to hotels in exchange for other contractual consideration. OCC's contracts with hotels generally provide that OCC will be the exclusive provider of in-room, pay-per-view video entertainment services to the hotel and generally permit OCC to set the movie price. The hotels collect movie-viewing charges from their guests and retain a commission equal to a percentage of the total pay-per-view revenue that varies depending upon the size and profitability of the system. Some contracts also require OCC to upgrade systems to the extent that new technologies and features are introduced during the term of the contract. At the scheduled expiration of a contract, OCC generally seeks to extend the agreement on terms that are based upon the competitive situation in the market.

     The revenue generated from OCC's pay-per-view service is dependent on the occupancy rate at the property, the "buy rate" or percentage of occupied rooms that buy movies or other services at the property, and the price of the movie or service. Occupancy rates vary based on the property's location, its competitive position within the marketplace, and, over time, based on seasonal factors and general economic conditions. Buy rates generally reflect the hotel's guest mix profile, the popularity of the motion pictures or services available at the hotel, and the guests' other entertainment alternatives. Buy rates also vary over time with general economic conditions and the business of OCC is closely related to the performance of the business and luxury hotel segments of the lodging industry. Movie price levels are established by OCC and are set based on the guest mix profile at each property and overall economic conditions. Currently, OCC's movie prices typically range from $8.95 to $9.95 for a purchase by the hotel guest. The current price for OCC's pay-per-day service is $15.99 per day.

   Free-To-Guest Services

     OCC also markets free-to-guest services pursuant to which a hotel may elect to receive one or more programming channels, such as HBO, Showtime, CNN, ESPN, TBS, Disney Channel, Discovery Channel, and other cable networks. OCC provides hotels free-to-guest services through a variety of arrangements, including having the hotel pay the company a fixed monthly fee per room for each programming channel selected or having the price of such programming included in the Company's other offerings.

   Internet Services

     Beginning in 1997, OCC developed and selectively deployed for market testing several new services to complement its existing offerings and strengthen its growth strategy by creating new potential revenue sources. In July 1999, OCC commercially released its OCX platform which enables guest use of the @Hotel Internet service over the TV at December 31, 1999, OCC had installed the internet service approximately 30,000 rooms. As an adjunct to the OCX multimedia platform, OCC has also installed high-speed laptop connectivity for hotel rooms, and high-bandwidth services for conference spaces. OCC's goal is to provide a variety of services that leverage the connectivity infrastructure that it has or will establish in its client hotels.

   Game Services

     At December 31, 1999, On Command offered games in approximately 186,000 rooms. Both the OCV and OCV platforms support Sony Playstation games. Kids, families, and business travelers can entertain themselves with the most popular video game titles available on the market. There are approximately between 8 and 16 titles available in most game rooms at a guest price of $5.99/hour.

   Other Hotel and Guest Services

     In addition to entertainment services, OCC provides other guest services to the lodging industry. These services use the two-way interactive communications capability of OCC's equipment and room availability monitoring. Among the guest services provided are video check-out, room service ordering and guest satisfaction surveys. Guest services are also currently available in Spanish, French and certain other foreign languages. In most cases, the guest services are made a part of the contract for pay-per-view services which typically runs for a term of five to seven years. OCC is also testing shorter and more targeted non-movie programming on a lower cost pay-per-view basis. The initial categories of content include business, lifestyle and kids-only. In addition, OCC is in the process of long-term testing of a new sports category of programming that provides hotel guests with a selection of out-of-market sports not televised nationally, or subject to local blackout restrictions.

SALES AND MARKETING

     Substantially all of OCV's growth to date has been derived from obtaining contracts with hotels in the United States not under contract with existing vendors or served by other vendors as the contracts covering such hotels expired. OCC believes that, as a result of the acquisition of SpectraVision, opportunities for additional growth in the United States are more limited than in the past. Therefore, OCC has broadened its strategy for obtaining new hotel customers to both smaller hotels and international markets. OCC believes that both smaller hotels in the United States and hotels in many international markets are underserved by the in-room entertainment industry.

     OCC's marketing efforts have historically been primarily focused on business and leisure hotels with approximately 150 rooms or more. Management believes that such hotels consistently generate the highest revenues per room in the lodging industry and have the highest potential for new service revenue growth. OCC also targets smaller deluxe, luxury and upscale hotels and select mid-priced hotels serving business travelers that meet its profitability criteria. As mentioned above, OCC has recently begun to employ additional engineering, development and marketing efforts to target hotels under 150 rooms. On Command intends to continue targeting established hotel chains, certain business and leisure hotel management companies, and selected independent hotels.

     OCC markets its services to hotel guests by means of on-screen advertising that highlights the services and motion picture selections of the month as well as an in-room entertainment guide distributed to more than 817,000 hotel rooms each month.

INSTALLATION AND SERVICE OPERATIONS

     At December 31, 1999, OCC's installation and service organization consisted of approximately 368 installation and service personnel in the United States and Canada. OCC installation and service personnel are responsible for all of the hotel rooms served by OCC in the United States and Canada, including system maintenance and distribution of videocassettes. OCC's installation personnel also prepare site surveys to determine the type of equipment to be installed at each hotel, install systems, train the hotel staff to operate the systems, and perform quality control tests. OCC also uses local installation subcontractors supervised by full-time OCC personnel to install its systems.

     OCC maintains a toll-free technical support hot line that is monitored 24 hours a day by trained support technicians. The on-line diagnostic capability of the OCX, OCV and SpectraVision systems enables the technician to identify and resolve a majority of the reported system malfunctions from OCC's service control center without visiting the hotel property. Should a service visit be required, the modular design of the OCX, OCV and SpectraVision systems generally permits installation and service personnel to replace defective components at the hotel site.

HOTEL CONTRACTS

     OCC typically negotiates and enters into a separate contract with each hotel for the services provided. However, for some of OCC's large hotel management customers, OCC negotiates and enters into a single master contract for the provision of services for all of the corporate-managed hotels of such management company. In the case of franchised or independently owned hotels, the contracts are generally negotiated separately with each hotel. Existing contracts generally have a term of five or seven years from the date the system becomes operational. At expiration, OCC typically seeks to extend the term of the contract on terms competitive in the market. At December 31, 1999, approximately 10% of the pay-per-view hotels served by OCC have contracts that have expired and are on a month-to-month basis. Approximately 10% of the pay-per-view hotels served by OCC have contracts expiring in 2000. However, some of the SpectraVision hotel contracts, which OCC classified internally as expired, have two-year automatic renewal provisions under certain conditions and may continue to be in effect. As a result, the expiration rates set forth above may overstate the actual number of hotel contracts that are expiring.

TECHNOLOGY - RESEARCH AND DEVELOPMENT

     On Command Development Corporation, a wholly-owned subsidiary of OCC, develops technologies to be used by OCV and SpectraVision to support and enhance OCV's and SpectraVision's operations and to develop new applications to be marketed by OCV and SpectraVision.

     OCC's product development philosophy is to design high quality entertainment and information systems which incorporate features allowing OCC to add system enhancements as they become commercially available and economically viable. The high speed, two-way digital communications capability of the OCX system enables OCC to provide advanced interactive features such as video games and Internet in addition to basic guest services such as video checkout, room service ordering, and guest survey.

     The Company's systems incorporate proprietary communications system designs with commercially manufactured components and hardware such as video cassette players, televisions, amplifiers, and computers. Because the Company's systems generally use industry standard interfaces, OCC can integrate new technologies as they become economically viable.

SUPPLIERS

     OCC contracts directly with various electronics firms for the manufacture and assembly of its systems hardware, the design of which is controlled by On Command Development Corporation. Historically, these suppliers have been dependable and able to meet delivery schedules on time. OCC believes that, in the event of a termination of any of its sources, alternate suppliers could be located without incurring significant costs or delays. However, certain electronic component parts used with the Company's products are available from a limited number of suppliers and can be subject to temporary shortages because of general economic conditions and the demand and supply for such component parts. In addition, some of the SpectraVision systems currently installed in hotels require a high level of service and repair. As these systems become older, servicing replacement parts will become more difficult. If OCC were to experience a shortage of any given electronic part, OCC believes that alternative parts could be obtained or system design changes could be made. In such event, OCC could experience a temporary reduction in the rate of new installations and/or an increase in the cost of such installations.

     The head-end electronics are assembled at OCC's facilities for testing prior to shipping. Following assembly and testing of equipment designed specifically for a particular hotel, the system is shipped to each location, where OCC-employed and trained technicians install the system, typically assisted by independent contractors.

     For those hotels for which OCC supplies televisions, On Command purchases
such televisions from a small number of television vendors.   In the event of a
significant price increase for televisions by such vendors, the Company could face additional, unexpected capital expenditure costs.

     OCC, through its OCV and SpectraVision subsidiaries, maintains direct contractual relations with various suppliers of pay-per-view and free-to-guest programming, including the motion picture studios and/or their domestic and international distributors and programming networks. OCC believes its relationships with all suppliers are good.

     In addition, OCC receives satellite signal transport services for much of its domestic cable television programming from DIRECTV, Inc. OCC believes that its relationship with DIRECTV, Inc. is good. However, an interruption in DIRECTV's satellite service could interfere with OCC's ability to serve many of its hotel customers' free-to-guest cable programming requirements.

COMPETITION

     In the U.S., taking into account the various providers of cable television services, there are numerous providers of in-room video entertainment to the lodging industry, at least three of which provide on-demand pay-per-view, free-to-guest programming, and guest services by means of the in-room television. Internationally, there are more companies competing in the pay-per-view lodging industry than in the United States.

     Pay-per-view, the most profitable component of the services offered, competes for a guest's time and entertainment resources with broadcast television, free-to-guest programming, and cable television services. In addition, there are a number of competitors that are developing ways to use their existing infrastructure to provide in-room entertainment and/or information services to the lodging industry, including cable companies (including wireless cable), telecommunications companies, Internet and high-speed connectivity companies, and direct-to-home and direct broadcast satellite companies. Some of these competitors have been providing free-to-guest services to hotels and are beginning to provide video-on-demand, Internet and high speed connectivity to hotels.

     OCC is the leading provider (by number of hotel rooms served) of in-room video entertainment services to the United States lodging industry. OCC is also the leading provider (by number of hotel rooms served) of in-room on-demand video entertainment services to the lodging industry on a worldwide basis. Domestically, OCC competes on a national scale primarily with LodgeNet Entertainment Corporation ("LodgeNet") and on a domestic and international regional basis with certain other smaller entities. Based on publicly available information, OCC estimates that, at December 31, 1999, LodgeNet serves approximately 4,900 lodging properties, of which 661,700 rooms are equipped with on-demand service. At December 31, 1999, OCC served approximately 956,000 rooms, of which approximately 884,000 are on-demand rooms.

     Competition with respect to in-room video entertainment and information contracts centers on a variety of factors, depending upon the circumstances important to a particular hotel. Among the more important factors are (i) the features and benefits of the entertainment and information systems, (ii) the quality of the vendor's technical support and maintenance services, and (iii) the financial terms and conditions of the proposed contract. With respect to hotel properties already receiving in-room entertainment services, the current provider may have certain informational and installation cost advantages compared to outside competitors.

     Furthermore, while the Company is addressing the likelihood of increased demand for Internet services in the hotel guestroom, OCC may face additional competition in this area from traditional as well as new competitors. Some of these competitors may be better funded from both public capital and/or private venture capital markets and have access to additional capital resources which OCC does not have.

     OCC believes its competitive advantages include (i) technological leadership represented by its superior on-demand capability and range of services offered, (ii) system reliability and high quality service and (iii) its presence and ability to offer its service inmost markets around the world. OCC believes that its growth (including OCV's growth prior to the acquisition of SpectraVision) reflects the strong competitive position of its products and services.

     OCC also competes with local cable television operators by customizing packages of programming to provide only those channels desired by the hotel subscriber, which typically reduces the overall cost of the service provided.

     On Command Corporation anticipates substantial competition in obtaining new contracts with major hotel chains. OCC believes that hotels view the provision of in-room on-demand entertainment and information both as a revenue source and as a source of competitive advantage in that sophisticated hotel guests are increasingly demanding a greater range of quality entertainment and information alternatives. At the same time, OCC believes that certain major hotel chains have awarded contracts based primarily on the level and nature of financial and other incentives offered by the service provider. While OCC believes its competitive advantages will enable OCC to continue to offer financial arrangements that are attractive to hotels, its competitors may attempt to maintain or gain market share at the expense of profitability. OCC may not always be willing to match incentives provided by its competitors.

     The communications industry is subject to rapid technological change. New technological developments could adversely effect OCC's operations unless OCC is able to provide equivalent services at competitive prices.

International Markets

     In addition to its operations in the fifty United States, OCC offers its services in canada, Latin America, Puerto Rico, the U.S. Virgin Islands, Hong Kong, Singapore, Thailand, Australia, the Bahamas, Europe, and elsewhere in the Asia-Pacific region.

     The Company historically experienced higher international revenues and operating cash flow per room than in the United States because of higher prices, higher buy rates, and the general lack of programming alternatives. However, the Company generally also incurs greater capital expenditure and operating costs outside the United States. Additionally, the effect of the Asian economic crisis contributed to a decline in revenues from that region in 1998 and 1999. At December 31, 1999, the Company services 423 hotels with a total of approximately 126,000 rooms located outside the United States.

     The competition to provide pay-per-view services to hotels is even more dispersed in international markets, than in the United States. Expansion of OCC's operations into foreign markets involves certain risks that are not associated with further expansion in the United States including availability of programming, government regulation, currency fluctuations, language barriers, differences in signal transmission formats, local economic and political conditions, and restriction on foreign ownership and investment. Consequently, these risks may hinder OCC's efforts to grow its base of hotel rooms in foreign markets.

INVESTMENT IN OCC

     The Company made its initial investment in OCV in 1991 and owned approximately 84% of OCV (78.4% on a fully diluted basis) prior to the acquisition of SpectraVision. In connection with the acquisition of OCV by OCC,
each stockholder of   OCV received (i) 2.84 shares of OCC common stock for each
share of OCV common stock previously held and (ii) Series A Warrants to purchase, on a cashless basis, 18.607% of a share of OCC common stock for each share of OCV common stock previously held. Of the 21,750,000 shares of OCC common stock and Series A Warrants to purchase 1,425,000 shares of OCC common stock distributed to the OCV stockholders, Ascent received 17,149,766 shares of OCC common stock and Series A Warrants to purchase 1,123,823 shares of OCC common stock. Hilton Hotels Corporation, a current minority stockholder of OCC and a significant customer of OCC, received approximately 2,331,986 shares of OCC common stock and Series A Warrants to purchase approximately 152,786 shares.

     OCC currently has no agreements or understandings with respect to the minority stockholders of OCC or OCC, other than a letter agreement dated April 19, 1996 with Gary Wilson Partners that provides that Gary Wilson Partners will, so long as (a) it owns any shares of OCC common stock received upon exercise of the Series C Warrant that it received for advisory and other services that it provided in connection with the acquisition of Spectravision and (b) the Company continues to own 20% of the outstanding shares of OCC common stock, vote its shares of OCC common stock in accordance with the instructions of the Company.


                               NETWORK SERVICES

ASCENT NETWORK SERVICES

     ANS merged with and into the Company on May 30, 1997. Prior thereto, ANS was a wholly-owned subsidiary of Ascent. ANS, as a division of the Company, principally operates a nationwide network (excluding satellite transponders) for satellite distribution of NBC's national television programming to the majority of NBC's affiliate stations nationwide, as well as an installation, field service and maintenance support business relating to such network. ANS also provides satellite distribution field service and maintenance support for networks operated by other customers. ANS has operated its satellite distribution network for NBC since 1984 under the NBC Agreement, a 10-year agreement that was extended in 1994 through the end of 1999. On August 1, 1999, the Company completed negotiations and entered into a three-year extension through the end of 2002 of the NBC Agreement, under which Ascent provides satellite service, maintenance and support of NBC's national television network. Management of the Company does not anticipate any significant capital expenditures will be incurred in connection with the extension agreement.

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

     The NBC Agreement was initially entered into in 1984, in connection with ANS's construction, service and support of NBC's master earth station and receiver earth stations at NBC affiliates. Pursuant to such contract, ANS designed, built and continues to operate a Ku-band satellite distribution network, for which the network control center is located in Florida. The Company owns and operates the network (excluding the satellite transponders, which are leased by NBC) and receives yearly payments from NBC in connection with such operations. The network consists of the network control center, two master earth stations, eight transmit/receive stations, 174 receive earth stations at NBC affiliates, 56 portable uplink antennas, and six transportable transmit/receive trucks. Management continues to believe that at the end of such extension period, it is possible that NBC will engage ANS to complete a full upgrade of the NBC distribution network to digital technology. No assurance can be provided that a full digital upgrade will occur or that ANS will be engaged to complete the digital upgrade on terms as favorable to the Company as the current agreement.

     In 1998, NBC issued a request for information from ANS and certain of its other vendors with respect to an upgrade of each component of the NBC distribution network to digital technology. In August 1996, ANS and NBC executed a letter of intent pursuant to which ANS has procured and installed certain of such digital equipment to provide MSNBC, LLC, a partnership between NBC and Microsoft Corporation ("MSNBC") with network service, maintenance and support. The partial digital upgrade service is being provided for a 10 year term and is currently governed by the underlying NBC Agreement. The Company anticipates finalizing a service agreement with MSNBC separate from the underlying NBC Agreement in the first half of 2000 for the partial digital
upgrade service.   The network service, maintenance and support provided to
MSNBC are related to and dependent upon the original NBC distribution network.


                            DISCONTINUED OPERATIONS

SPORTS-RELATED BUSINESSES

     The Company owns and operates franchises in two major professional sports leagues, the Colorado Avalanche in the NHL and the Denver Nuggets in the NBA. Both of these franchises are located in Denver, Colorado where residents have historically supported successful local sports franchises. The Arena Company was formed for the purpose of developing plans for the Pepsi Center as a privately financed arena in Denver for the Avalanche, the Nuggets and other entertainment events, including among other things, concerts, college sporting events, ice and dance performances, comedy shows and circuses. The Company believes that the construction of the Pepsi Center enhanced the asset value of its sports franchises, allows the Company to take advantage of the growing popularity of the NHL and NBA, and augments the revenues and operating cash flows of the two sports franchises. The Pepsi Center was completed in the fall of 1999 and commenced operations in September 1999.

     On July 27, 1999, the Company entered into a definitive Purchase and Sale Agreement (the "Sports Sale Agreement") to sell its Sports-related businesses to a group of entities controlled by Donald L. Sturm ("The Sturm Group") for $321.0 million in cash (of which Liberty Denver Arena LLC, an unrelated third party, was to receive up to $20.5 million), subject to further adjustment for cash balances and receipts received by the Company prior to closing, which related to the Nuggets and Avalanche 1999/2000 playing seasons. In conjunction with the sale, the approximate $140.0 million in non-recourse Arena Note obligations were to remain the obligation of an entity to be acquired. On December 1, 1999, the Company terminated the Sports Sale Agreement with The Sturm Group. As a result of the termination of the Sports Sale Agreement with The Sturm Group, Ascent continues to consider commencing litigation against The Sturm Group, and Mr. Sturm personally, as a result of their actions in connection with the termination of the Sports Sale Agreement. In December 1999, Ascent announced that it would continue to pursue the sale of these businesses or other strategic alternatives with respect to these businesses, as discussed below.

     The Company began accounting for the Nuggets, the Avalanche and the Arena Company (collectively, the "Sports-related businesses" as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issues (EITF) No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." That is, in conjunction with the Company entering into an agreement on April 25, 1999 to sell its Sports-related businesses, the Sports-related businesses met the conditions for classification as discontinued operations contained in EITF 95-
18. While the agreement dated April 25, 1999 was terminated and the Sports Sale Agreement to sell the Sports-related businesses to The Sturm Group was terminated on December 1, 1999, it continues to be the Company's intent to sell its Sports-related businesses. In doing so, the Company has engaged two investment banking firms who are actively engaged in the sales process. Accordingly, the Company has continued to classify the net assets and operations of its Sports-related businesses as discontinued operations.

     A Summary of the significant business conditions of the Company's Sports-related businesses follows:

     The NHL and the NHL Players' Association entered into a seven-year NHL Collective Bargaining Agreement on August 11, 1995 that took retroactive effect as of September 6, 1993. Though the NHL Collective Bargaining Agreement originally expired September 15, 2000, both the NHL and NHL Players' Association had the right to reopen negotiations at the end of the 1997-1998 season. However, both parties have agreed to waive the right to reopen negotiations in connection with an agreement that allowed NHL players to participate in the 1998 Winter Olympics. In 1997, the NHL Collective Bargaining Agreement was extended through the 2002-2003 season. The Company believes that the NHL Collective Bargaining Agreement renders unlikely any player labor disruptions in the near future.

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

     Development and construction costs of the Pepsi Center totaled approximately $200.0 million, including financing costs. On July 29, 1998, the Company completed the offering of approximately $140 million of single A rated asset backed taxable notes (the "Arena Notes"). The Arena Notes, were sold by the Denver Arena Trust (the "Trust"), a bankruptcy remote entity 100% beneficially owned by the Arena Company, bear an interest rate of 6.94% and have a final maturity of twenty-one years with an average life of ten years. The revenue streams that are securitized in connection with the Arena Notes are contractually obligated fees under the arena naming rights agreement with Pepsi, the founding sponsorship agreements with Coors and US West and 89 of the Pepsi Center's luxury suite licenses.

BEACON

     Acquired in 1994, Beacon produced feature-length motion pictures for theatrical distribution and television programming. On January 20, 1999, the Company sold ninety percent of the membership interests in Beacon to an investment group which included Armyan Bernstein, Beacon's Chairman and Chief Executive Officer. The purchase price for the 90% interest was $19 million in cash, net of certain adjustments, after which Ascent received approximately
$15.9 million at closing.   During the second and third quarters of 1999, the
Company attempted to collect the remaining balance due under the Purchase Agreement of approximately $900,000. In turn, Beacon filed a claim against the
Company seeking an adjustment to the purchase price .    Pursuant to the
Purchase Agreement, any disputes or disagreements among the parties were to be settled pursuant to a binding arbitration in the State of California. The arbitration commenced in November of 1999 and on February 21, 2000, the arbitrator issued his opinion awarding the buyers approximately $3.5 million. Accordingly, the Company recorded a $3.5 million expense during the fourth quarter of 1999, resulting in the Company's recognition of a $.2 million loss from the sale of its 90% interest in Beacon. After the sale Ascent has no obligations to fund any of Beacon's liabilities or film development or production commitments. The 10% interest in Beacon being retained by Ascent is now subject to purchase and sale options between Ascent and the buyers at a price proportionate to the initial purchase price of $21.0 million, which Ascent intends to exercise in the near future. The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 ( See Note 3 to the Company's Consolidated Financial Statements).


                                  REGULATION

     The Federal Communications Commission (the "FCC") has broad jurisdiction over electronic communications. The FCC does not directly regulate On Command Corporation's pay-per-view or free-to-guest services. However, the FCC's jurisdiction does encompass certain aspects of ANS's satellite delivery operations.

     On February 1, 1996, Congress passed The Telecommunications Act of 1996 (the "Telecommunications Act"), which was signed into law on February 8, 1996. The Telecommunications Act has and will continue to alter federal, state, and local laws and regulations for telecommunications providers and services, and may affect the Company. There are numerous rulemakings to be undertaken by the FCC that will interpret and implement the Telecommunications Act. It is not possible at this time to predict the outcome of such rulemakings.

                      PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company uses a number of trademarks for its products and services, including "Ascent," "On Command," "OCX," "OCV," "SpectraVision," "Denver Nuggets," "Colorado Avalanche" and others. Many of these trademarks are registered by the Company, and those trademarks that are not registered are protected by common law and state unfair competition laws. Because the Company believes that these trademarks are significant to the Company's business, the

Company has taken affirmative legal steps to protect its trademarks in the past and intends to actively protect these trademarks in the future. The Company believes that its trademark position is adequately protected. The Company also believes that its trademarks are generally well recognized by consumers of its products and are associated with a high-level of quality and value.

     On Command Development Corporation, OCV and SpectraVision own or have applied for a number of patents and patent licenses covering various aspects of OCC's pay-per-view and interactive systems. Although OCC maintains and protects these valuable assets, OCC believes that the design, innovation and quality of
its products and their relationships with its customers are at   least as
important, if not more so, to the maintenance and growth of OCC.


                                   EMPLOYEES

     The Company had approximately 1,000 employees at December 31, 1999, excluding the Company's Sports-related businesses. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

     The Company currently leases its principal offices in Denver, Colorado under a lease which expires on May 31, 2000. The Company's Network Service segment, which includes ANS, leases facilities from COMSAT in Maryland and also leases its principal facilities which are located in Palm Bay, Florida. The Company's Multimedia Distribution segment, which includes OCC, entered into a lease in December 1996 for facilities in San Jose, California and relocated its headquarters and OCV's manufacturing facilities to that location. In connection with the acquisition of SpectraVision, OCC acquired SpectraVision's headquarters building in Plano, Texas and directed SpectraVision to assume certain leases for office space throughout the United States, Canada, Mexico, Puerto Rico, Hong Kong and Australia for its customer support operations. On October 31, 1997, OCC sold the SpectraVision headquarters building for $4.5 million in cash.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations. In addition, through its ownership of the Avalanche and the Nuggets, the Company is a defendant along with other NHL and NBA owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NHL or NBA, as the case may be, for the costs of defending such lawsuits and any liabilities of the NHL or NBA which might result from such lawsuits. The Company does not believe that any such lawsuits, singly or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain American Basketball Association related obligations and litigation, including costs to defend such actions. The Company ves that the ultimate disposition and the costs of defending these or any other incidental NHL or NBA legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

     On September 11, 1998, OCC reached an agreement with LodgeNet to settle all pending litigation between the companies. As a result the companies have dismissed all pending litigation between the parties in the United States federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each party is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10.8 million. OCC received the first payment of approximately $2.9 million (net of expenses) in September 1998, received the second payment of $3.9 million (net of expenses) in July 1999 and expects to receive the final payment of approximately $3.9 million (net of expenses) in July 2000. OCC has been and will be recognizing the royalty revenue when payments are received.

     In September 1998, OCV filed suit against MagiNet, alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the license agreement and have not been paid by

MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet. While the outcome of MagiNet's counterclaim cannot be predicted with certainty, the Company intends to defend itself vigorously and expects that any liability, to the extent not provided by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

     In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in June 1999 in the Delaware Court of Chancery. These proposed class actions asserted that the Company's agreement to sell the Company's Sports-related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3 of Notes to Consolidated Financial Statements). On June 23, 1999, the Company, the director defendants and the Laurie-controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new process in which the Company would solicit additional offers for the purchase of the Sports-related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the Sports-related businesses to The Sturm Group. The settlement of the Shareholder lawsuits is subject to the approval of the Delaware Court of Chancery after a hearing that is anticipated to occur during the second quarter of 2000. If approved by the Court, the settlement would result in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the payment by the Company of plaintiff attorney fees and expenses in an amount to be approved by the Court. For the year ended December 31, 1999, the Company has incurred legal and related expenses of approximately $820,000 in connection with the Shareholder lawsuits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II


ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 15, 2000, there were approximately 28,131 record holders of shares of Common Stock, $.01 par value, of the Company ("Common Stock"). Ascent's Common Stock trades on the Nasdaq Stock Market, under the symbol "GOAL." The Company's Transfer Agent and Registrar is The Bank of New York, 101 Barclay Street, New York, New York. The Company has not declared or paid any dividends on the Common Stock and does not intend to do so in the foreseeable future. For a description of certain restrictions on the Company's payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 to the Company's Consolidated Financial Statements.

     The following table sets forth, for each of the periods indicated, the high and low sales quotations per share as reported by the Nasdaq National Market based on published financial sources.

Year Ended December 31, 1998:
-----------------------------
     First Quarter...............................  $11       $9-11/16
     Second Quarter..............................  $12-3/4   $10-5/16
     Third Quarter...............................  $11-5/16  $5-7/8
     Fourth Quarter..............................  $9-3/16   $5-11/16

Year Ended December 31, 1999:
-----------------------------
     First Quarter...............................  $12-3/8   $7-1/4
     Second Quarter..............................  $14-3/16  $8-3/4
     Third Quarter...............................  $15       $12-3/4
     Fourth Quarter..............................  $17-1/2   $11-1/2


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and schedules and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere in this document. The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 and for the Sports-related businesses as a discontinued operation during the first quarter of 1999. Accordingly, the accompanying 1998, 1997, 1996 and 1995 financial information have been restated to conform to the Company's discontinued operations.

                          FIVE YEAR FINANCIAL SUMMARY
      (Amounts in thousands, except per share and room data information)


                                      1999       1998       1997         1996          1995
                                      ----       ----       ----         ----          ----
Statement of Operations Data:
-----------------------------
Revenues..........................  $275,379   $261,276   $242,043    (1)$167,976   $ 135,782
Operating expenses (excluding
 depreciation and amortization)...   213,463    185,913    183,588        125,198     108,373
Loss from continuing operations...   (51,118)   (31,926)   (10,162)       (33,338)    (10,146)
Net Loss..........................   (77,577)   (49,725)   (41,514)       (36,034)    (21,023)
Basic and diluted net
   Loss per common share:
      Loss from continuing
        operations................     (1.72)     (1.07)     (1.13)          (.34)       (.42)
   Net loss.......................     (2.61)     (1.67)     (1.40)         (1.21)       (.87)
Weighted average number of
Common shares outstanding (2).....    29,756     29,756     29,755         29,753      24,217

Other Financial Data:
---------------------

Capital Expenditures..............  $ 86,080   $ 86,633   $ 93,914       $ 78,791   $  82,903

Cash Flow Data:
   Net cash provided by operating
    activities of
      continuing operations.......  $ 64,117   $ 72,326   $ 22,239       $ 25,160   $  62,954
   Net cash used in investing
     Activities...................   (68,429)   (83,534)   (83,846)       (82,009)   (182,221)
   Net cash provided by
     Financing activities.........    15,532     30,000     77,248         82,988     124,406

EBITDA (3)........................  $ 61,916   $ 75,363   $ 58,455       $ 42,778   $  27,409

Cash dividends per share            $     --   $     --   $     --       $     --   $      --

Balance Sheet Data
(at end of period):

  Total assets                      $581,301   $623,624   $656,386   $    637,155   $ 433,935
  Total long-term debt               339,922    305,537    259,958         50,000      70,000
  Stockholder's equity                99,721    176,526    227,698        269,585     301,269

Room Data:
  Total Number of Guest-pay total
   rooms   (at end of period):
   On-Demand......................   884,000    829,000    765,000        709,000     361,000
   Scheduled only (4).............    72,000    100,000    128,000        208,000      51,000
                                    --------   --------   --------   ------------   ---------
            Total rooms...........   956,000    929,000    893,000        917,000     412,000
                                    ========   ========   ========   ============   =========

(1) Includes $24.1 million in revenues from SpectraVision. The results of operations for the fourth quarter of 1996 include the results from SpectraVision's assets that were acquired on October 8, 1996.

(2) Gives effect to the 24,000-for-1 stock split of the outstanding Common Stock effected upon consummation of the Ascent IPO.

(3) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization, other income (expense) and non-cash charges related to stock based compensation. The most significant difference between EBITDA and cash provided from operating activities is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Item 7 under Liquidity and Capital Resources. See the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this document. EBITDA for the year ended December 31, 1995 excludes the provision for restructuring during such period. The Company's method for calculating EBITDA may be different than other companies.

(4) Historically, the Company through its Satellite Cinema division, provided satellite delivered (scheduled only) pay-per-view movies to the lodging industry prior to its ownership of OCV. Effective October 8, 1996, the Company, through OCC, acquired the assets and certain liabilities of SpectraVision, which assets included a certain number of scheduled only pay-per-view rooms. In the third quarter of 1997, OCC assigned to Skylink operating rights and sold assets associated with approximately 26,500 rooms in the United States and Canada.


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


                                    OVERVIEW

     The Company operates in two reportable segments: Multimedia Distribution, which consists of OCC; and Network Services, which consists of Ascent Network Services.

Multimedia Distribution
-----------------------

     The Company made its initial investment in OCC in 1991 and owned approximately 84% of OCV prior to the acquisition of SpectraVision. As a result of consummating the SpectraVision Acquisition, the Company owned approximately 56.6% (approximately 46% on a fully diluted basis) of the outstanding common stock of OCC.

     It is expected that the Company will continue to derive a majority of its consolidated revenues from OCC. Revenue and income growth are anticipated from the continued installation of OCX systems for new hotel customers and to replace OCV and SpectraVision systems serving existing customers. The primary sources of revenues of OCC (which are more fully discussed below) are movie rentals, video games, free-to-guest services and video system sales.

The Company projects that the conversion of hotel rooms to OCC's new OCX technology, as well as the continued upgrading and expansion of the products and services offered by OCC, may require capital expenditures of approximately $90.0 million to $110.0 million during 2000.

     In conjunction with the acquisition of SpectraVision, OCC acquired video systems and equipment. These assets, which were recorded at their estimated fair market value of approximately $41,800,000 in October 1996, were depreciated over 3 years. As a result, OCC's 1999 fourth quarter operating results were impacted from a reduction in depreciation and amortization expense charges relating to these SpectraVision assets.

Network Services
----------------

     Through ANS, the Company provides satellite distribution support services, principally to the NBC television network for which it is the primary provider. In 1984, ANS entered into the ten-year NBC Agreement to design, build, operate and support its satellite distribution network. In 1994, ANS and NBC extended the term of the NBC Agreement to 1999. On August 1, 1999, the Company completed negotiations and entered into a three-year extension through the end of 2002 of the NBC Agreement, under which Ascent provides satellite service, maintenance and support of NBC national television network. Management of the Company does not anticipate any significant capital expenditures will be incurred in connection with the extension agreement. In addition, in August 1996, the Company and NBC executed a letter of intent pursuant to which the Company has procured and installed certain digital technology equipment and has agreed to provide MSNBC, LLC, a joint venture between NBC and Microsoft Corporation ("MSNBC"), with network service, maintenance and support. This partial digital upgrade service, governed by the underlying NBC Agreement, is provided for under a 10-year term. ANS and MSNBC currently anticipate finalizing a service agreement separate from the underlying NBC Agreement in the first half of 1999 for the MSNBC partial digital upgrade service. The network service, maintenance and support provided to MSNBC are related to and dependent upon the original NBC distribution network. The Company anticipates that ANS will assist NBC in completing the upgrade of the NBC distribution network to digital technology, although no assurance can be provided in this regard. Such a digital upgrade, if awarded to ANS, would not commence until 2002 or 2003.

     In connection with the NBC Agreement, ANS depreciated the equipment relating to the Network distribution system over the term of the original agreement, which expired in December 1999. Accordingly, the operating results for ANS during fiscal years 2000-2002 will be impacted from a reduction in depreciation expense relating to such equipment, as such equipment was fully depreciated at December 31, 1999.

Merger Agreement with Liberty Media Corporation
-----------------------------------------------

     On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer") offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 and under its terms and subject to its conditions, the Offer will expire on March 27, 2000, unless extended pursuant to the Merger Agreement. The Offer is conditioned on the tender of at least a majority of the Ascent shares as well as other customary conditions. Under the Merger Agreement and subject to the terms thereof, following the Offer, Merger Sub will be merged with and into Ascent (the "Merger") and all shares not purchased in the Offer (other than shares held by Liberty, Merger Sub or Ascent, or shares held by dissenting stockholders) will be converted into the right to receive $15.25 per share in cash.

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

     As a result of the operating losses expected to be incurred by OCC, the Company expects to incur operating losses on a consolidated basis during 2000. However, the Company expects to record positive earnings before income taxes, depreciation and amortization and to reflect positive cash flows from operating activities during this period.

Results of Operations
---------------------

Consolidated Operations
-----------------------

     The Company's continuing operations are comprised of the results of On Command Corporation, Ascent Network Services and the parent company, Ascent Entertainment Group, Inc. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and the Arena Company which the Company has announced its intentions to sell (see Note 2 of Notes to the Consolidated Financial Statement). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999. The accompanying 1998 and 1997 financial information has been restated to conform to the discontinued operations presentation of the former entertainment segment and Beacon. The consolidated financial statements have been restated for all periods presented to reflect the former entertainment segment and Beacon's results of operations and net assets as discontinued operations.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

The following table sets forth certain data as a percentage of revenues for the period indicated:

                                                                      1999                  1998
                                                                      ----                  ----
                                                                 Amount    Percent     Amount    Percent
                                                                 ------    -------     ------    -------
                                                                          (Dollars in thousands)

Revenues.....................................................   $275,379     100.0%   $261,276     100.0%
Cost of services.............................................    187,302      68.0     178,262      68.2
Depreciation and amortization................................    104,283      37.9      98,194      37.6
General and administrative...................................     26,161       9.5       7,651       2.9
                                                                --------    ------    --------    ------
Loss from operations.........................................    (42,367)    (15.4)    (22,831)     (8.7)
Interest and other income (expense), net.....................      5,531       2.0       1,942       0.7
Interest expense, net........................................    (29,265)    (10.6)    (24,473)     (9.4)
Income tax benefit...........................................      2,277       0.8       2,248       0.9
Minority interest............................................      2,706       4.6      11,188       4.3
                                                                --------    ------    --------
Loss from continuing operations..............................    (51,118)    (18.6)    (31,926)    (12.2)
Loss from discontinued operations, net.......................    (26,243)     (9.6)    (17,799)     (6.8)
Loss from sale of discontinued operations, net...............       (216)      0.0          --        --
                                                                --------    ------    --------    ------
Net loss.....................................................   $(77,577)    (28.2)%  $(49,725)    (19.0)%
                                                                ========    ======    ========    ======


Continuing Operations
---------------------

Revenues
--------

     Revenues for the year ended December 31, 1999 were $275.4 million, an increase of $14.1 million, or 5.4%, as compared to $261.3 million in revenues for the year ended December 31, 1998. This increase is attributable to a $14.1 million increase in revenues in the Company's Multimedia Distribution segment, which includes OCC. The increase in revenues at OCC is primarily attributable to continued conversions of SpectraVision properties to the superior performing OCX and OCC systems, an increase in cable programming revenues, an increase in the net royalty payment from LodgeNet Entertainment Corporation, continued reductions in movie denial rates and an increase in game and equipment sales. Revenues from the Company's Network Services segment, which includes the operations of the Company's Ascent Network Services division, were relatively flat with 1998.

Cost of Services
----------------

     Cost of services for the year ended December 31, 1999 were $187.3 million, an increase of $9.0 million, or 5.0%, compared to $178.3 million for the year ended December 31, 1998. Cost of services at OCC increased by $10.3 million. This increase in costs at OCC is primarily due to increased direct costs associated with the increase in movie revenues at OCC (primarily hotel commissions and movie royalties) and equipment sales and cable programming revenues.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization for the year ended December 31, 1999 was $104.3 million, an increase of $6.1 million or 6.2% compared to $98.2 million for the year ended December 31, 1998. Depreciation and amortization at OCC was $96.9 million in 1999 compared to $90.5 million during 1998, an increase of $6.4 million. This increase is primarily attributable to the following (i) the continuing installation of on-demand video systems and the conversion of hotels previously served by SpectraVision equipment at OCC and the resulting increase in depreciation, (ii) accelerated depreciation on certain end-of-life assets at OCC, and (iii) the recognition by OCC of a non-cash expense associated with accounting for cashless stock options of $1.1 million in an executive compensation agreement reflecting the increased share price of OCC's stock. These increases were partially offset by the termination of amortization of SpectraVision equipment in October 1999. Depreciation and amortization for Network Services was $7.3 million during 1999 compared to $7.5 million during 1998.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses, which include only those costs incurred by the parent company (Corporate), were $26.2 million for the year ended December 31, 1999, an increase of $18.5 million compared to $7.7 million for the year ended December 31, 1998. This increase principally reflects expenses recognized during the year ended December 31, 1999 of $3.7 million for the Company's stock appreciation rights due to increases in the Company's stock price, $1.9 million in expenses recognized for severance payments made to the Company's former President and Chief Executive Officer, costs of $.8 million incurred in conjunction with the settlement of a shareholder lawsuit, and costs of $13.3 million in connection with the Company's unsuccessful efforts in 1999 to sell its Sports-related business and have its continuing operations acquired by Liberty in a stock-for-stock merger (see Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements).

Interest and Other Income (Expense)
-----------------------------------

     Interest and other income (expense) increased by $3.6 million in the year ended December 31, 1999 as compared to the year ended December 31, 1998. This increase is primarily attributable to the recognition of a $1.8 million gain at Corporate from the sale of investment securities and to an increase in interest income recognized on Corporate's cash and cash equivalent balances during 1999.

Interest Expense
----------------

     Interest expense increased $4.8 million in the year ended December 31, 1999 as compared to the year ended December 31, 1998. This increase is attributable to additional borrowings incurred during 1999 by OCC for capital expenditures combined with an increase in borrowing costs at Corporate, primarily those costs related to the Company's 11.875% Senior Notes.

Income Tax Benefit
------------------

     The Company recorded an income tax benefit from continuing operations of $2.3 million, or 4.3% of losses from continuing operations, during the year ended December 31, 1999 as compared to an income tax benefit of $2.2 million, or 6.9% of losses from continuing operations, during the year ended December 31,
1998.   The decrease in the Company's 1999 benefit rate as compared to 1998 is primarily due to uncertainties regarding the Company's ability to realize a portion of benefits associated with the future deductible temporary differences (deferred tax assets) and net operating loss carry forwards.

Minority Interest
-----------------

     Minority interest reflects the losses attributable to the minority interest in the Company's 56.6% owned subsidiary, OCC.


Discontinued Operations
-----------------------

     The combined loss from discontinued operations totaled $26.2 million during the year ended December 31, 1999 as compared to a loss of $17.8 million during 1998. The increased loss is primarily due to the operations of the Denver Nuggets and the Arena Company, partially offset by an improvement in the operations of the Colorado Avalanche and the absence of operating losses from Beacon. Specifically, while revenues for the Nuggets increased in 1999 over 1998 due, in part, to the NBA work stoppage during the fourth quarter of 1998, operating expenses increased due to a reserve taken on receivables due from NBA Properties, the merchandising affiliate of the NBA, an increase in player salaries over 1998 and the incurrence of contract termination costs for a former coach. While the Arena Company has realized improved financial results since opening in September 1999, its operating losses have increased over 1998 due to the recognition of both depreciation and interest costs attributable to the Pepsi Center since it commenced operations.
Previously such costs were capitalized as part of the construction cost of the Pepsi Center project. The improvement in operating results for the Avalanche during 1999 is primarily attributable to the team's participation in three rounds of the NHL playoffs, compared to one round in 1998.

     The $0.2 million loss from sale of discontinued operations, net of taxes, during the year ended December 31, 1999 reflects the loss from the sale of 90% of the Company's interest in Beacon.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

The following table sets forth certain data as a percentage of revenues for the period indicated:

                                                                           1998                 1997
                                                                           ----                 ----
                                                                     Amount    Percent    Amount    Percent
                                                                     ------    -------    ------    -------
                                                                            (Dollars in thousands)

Revenues.........................................................   $261,276     100.0%  $242,043     100.0%
Cost of services.................................................    178,262      68.2    175,184      72.4
Depreciation and amortization....................................     98,194      37.6     88,737      36.6
General and administrative.......................................      7,651       2.9      8,404       3.5
                                                                    --------    ------   --------    ------
Loss from operations.............................................    (22,831)     (8.7)   (30,282)    (12.5)
Interest and other income (expense), net.........................      1,942       0.7       (382)      (.1)
Interest expense, net............................................    (24,473)     (9.4)   (20,059)     (8.3)
Income tax benefit...............................................      2,248       0.9      3,066       1.2
Minority interest................................................     11,188       4.3     14,319       5.9
                                                                    --------    ------   --------    ------
Loss from continuing operations..................................    (31,926)    (12.2)   (33,338)    (13.8)
Loss from discontinued operations, net...........................    (17,799)     (6.8)    (8,176)     (3.4)
                                                                    --------    ------   --------    ------
Net loss.........................................................   $(49,725)    (19.0)% $(41,514)    (17.2)%
                                                                    ========    ======   ========    ======


Continuing Operations
---------------------

Revenues
--------

     Revenues for the year ended December 31, 1998 were $261.3 million, an increase of $19.3 million, or 8.0%, as compared to $242.0 million in revenues for the year ended December 31, 1997. This increase is attributable to increases in revenue of $16.7 million and $2.6 million within the Multimedia Distribution segment and Network Services segment. The increase in revenues at OCC is primarily attributable to increases in its on-demand movie business from stronger buy rates in its core movie product, the non-recurrence of the interruption in satellite service to a number of SpectraVision hotels which occurred during the first quarter of 1997, and the receipt of the LodgeNet royalty payments during the third quarter of 1998. The increase in Network Services revenues is attributable to an increase in service and maintenance revenues from NBC affiliates and other private networks.

Cost of Services
----------------

     Cost of services for the year ended December 31, 1998 were $178.3 million, an increase of $3.1 million, or 1.8%, as compared to $175.2 million in cost of services for the year ended December 31, 1997. This increase reflects additional operating costs at both OCC and ANS. OCC experienced an increase in hotel commissions and free-to-guest expenses, both associated with the increase in room revenue, and increased expenditures in research and development and costs related to new products and initiatives. Offsetting these increased costs at OCC is a decline in certain non-recurring costs; those costs associated with the termination of satellite movie service related to SpectraVision rooms and the non-recurrence of costs associated with the interruption of satellite service which occurred during the first quarter of 1997. The increase in cost of services at ANS is attributable to an increase in material costs associated with the increased sales revenues during 1998.

Depreciation and Amortization
-----------------------------

     Depreciation and amortization for the year ended December 31, 1998 was $98.2 million, an increase of $9.5 million, or 10.7%, as compared to $88.7 million in depreciation and amortization for the year ended December 31, 1997 Depreciation and amortization at OCC was $90.5 million in 1998 million compared to $81.0 million during 1997. The increase is primarily attributable to a higher installed room base and the conversion of hotels served by SpectraVision equipment to OCC equipment. Depreciation and amortization for Network Services was $7.5 million in 1998, compared to $7.6 million during 1997.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses (which include only those costs incurred by the parent company, Ascent Entertainment Group, Inc.), for the year ended December 31, 1998 were $7.7 million, as compared to $8.4 million in general and administrative expenses for the year ended December 31, 1997. This decrease is attributable to a reduction in expense associated with the Company's stock appreciation rights and the non-reccurrence of charges from COMSAT and costs associated with the Distribution, partially offset by increased compensation costs in 1998. In addition, the year-to-date results for 1997 reflect a favorable expense settlement.

Interest and Other Income (Expense)
-----------------------------------

     Interest and other income (expense) for the year ended December 31, 1998 was $1.9 million, as compared to an expense of $382,000 for the year ended December 31, 1997. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

Interest Expense
----------------

     Interest expense, net of amounts capitalized, for the year ended December 31,1998 was $24.5 million, as compared to $20.1 million for the year ended December 31, 1997. This increase is attributable to additional borrowings incurred during 1998 combined with an increase in borrowing costs at Ascent, primarily those costs related to the Company's 11.875% Senior Notes issued in December 1997.

Income Tax Benefit
------------------

     The Company recorded a $2.2 million income tax benefit from continuing operations, or 6.9% of losses from continuing operations, during the year ended December 31, 1998 as compared to an income tax benefit of $3.1 million, or 9.3% of losses from continuing operations, during the year ended December 31, 1997. The decline in the Company's effective tax benefit in 1998 is due to the Company's inability to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration. Prior to the Distribution on June 27, 1997, the Company was able to recognize tax benefits from its taxable losses as a result of a tax sharing agreement with COMSAT so long as Ascent was a member of the consolidated tax group of COMSAT.

Minority Interest
-----------------

     Minority interest reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations
-----------------------

     The combined loss from discontinued operations totaled $17.8 million during the year ended December 31, 1998 as compared to a loss of $8.2 million during 1997. The increased loss is primarily due to the operations of the Colorado Avalanche and operating losses from Beacon partially offset by improved operating results at the Nuggets. While the Avalanche realized increased revenues from their regional broadcasting agreement with Fox Sports, the receipt of NHL expansion proceeds and from regular season ticket sales and sponsorship sales in spite of playing fewer home games in 1998 as compared to 1997, these increases were entirely offset by a decline in playoff revenues of $4.4 million. Specifically, the Avalanche had five fewer home playoff games as a result of playing in only one playoff round as compared to three rounds of the playoffs in 1997. In addition, operating costs for the Avalanche increased in 1998 over 1997 due to an increase in player salaries. The operating losses of Beacon totaled $3.9 million in 1998 as compared to income of $1.9 million during 1997. The increased loss in 1998 is primarily attributable to a decline in revenues at Beacon. In 1998, Beacon had no movie releases as compared to 3 movies releases in 1997. This increase in operating losses was partially offset by improved operating results at the Nuggets which was the result of increased revenues during the first half of 1998 combined with a reduction in costs during the second half of the year, primarily player cost savings from the NBA lockout.


Liquidity and Capital Resources

     Cash and cash equivalents increased by $15.8 million since December 31, 1998 to $60.3 million at December 31, 1999. The primary sources of cash during the 1999 were cash from continuing operating activities of $64.1 million, proceeds of $15.9 million from the sale of 90% of the Company's interest in Beacon and borrowings under the OCC Credit Facility of $17.0 million. Cash was expended primarily for property and equipment at OCC, specifically $85.5 million of capital expenditures were incurred at OCC to support continued hotel installations with the OCX and OCV systems, conversions of SpectraVision systems and fixed asset purchases.

     Long-term debt totaled $339.9 million at December 31, 1999 as compared to $305.5 million at December 31, 1998. The increase in long-term debt is attributable to additional borrowings of $17.0 million under the OCC Credit Facility and the accretion of interest on the Company's 11.875% Senior Secured Discount Notes ("the Senior Notes"). The Arena Revenue Backed Notes of $136.2 million (the "Arena Notes") which were issued by the Arena Company's beneficially owned trust are classified in the Company's consolidated balance sheet in the net assets of discontinued operations. The Arena Notes are non-recourse to the Arena Company but the Arena Company is obligated to the noteholders to operate the Pepsi Center in a first-class manner, as defined. Based on borrowings at December 31, 1999, the Company had access to $42.5 million of long-term financing under the Ascent credit facility and OCC had access to $20 million of long-term financing under its credit facility, subject to certain covenant restrictions, (see Note 6 of the Company's 1999 Consolidated Financial Statements.)

     The Company's cash requirements during 2000 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the operating requirements of Ascent and its subsidiaries (including the operations of the Sports-related businesses), (iii) the payment of interest under the OCC Credit Facility and the Ascent Credit Facility, if such facility is utilized and (iv) the payment of transaction costs relating to the Liberty merger, if completed. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service will be approximately $90.0 to $110.0 million during 2000. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's
operations and financed under the OCC Credit Facility.   On Command expects that
the available cash, cash flows from operations and funds currently available under the OCC Credit Facility will be sufficient to finance its expected investment in in-room video systems through at least the first half of 2000. On Command anticipates capital expenditures in connection with the continued installation and conversion of hotel rooms will be approximately $26 to $28 million per month through June 30, 2000. Management of On Command expects to need additional financing in 2000 and is currently considering financing alternatives, including obtaining additional financing and renegotiating the covenants contained in the OCC Credit Facility. If OCC is unable to raise additional financing, OCC would need to reduce its capital spending well below the levels stated above during fiscal 2000, which would impact its ability for growth. Management of the Company believes that the available cash, cash flows from operating activities and funds available under the Ascent Credit Facility, will be sufficient for the Company, the Sports-related businesses and its Ascent Network Services Division to satisfy their growth and finance their working capital requirements during 2000.

     Management of the Company continues to focus its efforts on the operations of OCC and OCC's strategies to successfully upgrade and expand OCC's technology
and service offerings and to convert hotel rooms to OCC's OCX system.   On
August 1, 1999, the Company completed previously disclosed negotiations and entered into a three-year extension through the end of 2002 of the NBC Service Agreement, under which Ascent provides satellite service, maintenance and support of NBC's national television network. Management of the Company does not anticipate any significant capital expenditures will be incurred in connection with the extension agreement. Management continues to believe that at the end of such extension period, it is possible that NBC will engage ANS to complete a full upgrade of the NBC distribution network to digital technology. No assurance can be provided that a full digital upgrade will occur or that ANS will be engaged to complete the digital upgrade on terms as favorable to the Company as the current agreement.

     The Company previously determined that no cash interest would be payable on the Senior Notes until June 2003. Thereafter, the Company's ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon the future performance of the Company and, in particular, on the successful implementation of OCC's strategy, including the installation of OCX systems and the upgrade and expansion of OCC's technology and service offerings, On Command's ability to obtain additional financing and the conversion of the hotel rooms acquired in the acquisition of SpectaVision, to OCC's on-demand technology. In addition, the Company's future performance would also be dependent on the operating results of the Company's Sports-related assets, the proceeds from the sale of the Sports-related assets, if consummated, and the ability to attain significant and sustained growth in the Company's cash flow. There can be no assurance that OCC will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its long-term debt service obligations and working capital requirements. Based on the Company's current expectation with respect to its existing businesses, the Company does not expect to have cash flows after capital expenditures sufficient to repay all of the Senior Notes at maturity and, accordingly, may have to refinance the Senior Notes at or before their maturity. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to sell assets.

     Accordingly, on December 21, 1999, the Company's Board of Directors announced that it was continuing to seek a qualified buyer for Company's Sports-related businesses and that Allen & Company Incorporated and Wasserstein Perella & Co. would continue to represent the Company in the sale process. Ascent also announced that the Company was exploring other strategic alternatives involving the whole company in response to the termination of the Company's stock-for-stock merger agreement with Liberty on November 29, 1999 (see Note 2 of Notes to the Consolidated Financial Statements) and that Donaldson Lufkin & Jenrette would continue to represent Ascent in these alternatives. As a result of this exploration of strategic alternatives, in February 2000 the Company entered into the Liberty Merger Agreement (see Note 2 of Notes to the Consolidated Financial Statements).

     Assuming the consummation of the Merger Agreement with Liberty, of which there can be no assurances, (See Note 2), and as a result of the terms of the Senior Notes, the Company will be required to offer to redeem the Senior Notes at 101% of their accreted value within 60 to 90 days after the Change in Control.

     In addition, the consummation of the Merger Agreement with Liberty would also result in an event of default under the terms of the Ascent Credit Facility. The Company intends to negotiate with the lenders under the Ascent Credit Facility regarding possible amendments upon consummation of the Merger Agreement.

Inflation
---------

     Inflation has not significantly impacted the Company's financial position or operations.

Information Systems and The Year 2000
-------------------------------------

     The Company and its subsidiaries had developed formal plans to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. Through the date of this report, there have been no adverse effects on the Company's business, results of operations or financial condition as a result of Year 2000 problems with its computer systems and operations. In addition, the Company has not encountered any Year 2000 problems with any of its vendors or customers. Although the Company has made reasonable efforts to identify and protect itself with respect to external Year 2000 problems, there can be no assurance that the Company will not be affected by such problems. The Company will consider the necessity of implementing a formal contingency plan to mitigate any adverse effects associated with the Year 2000 issue, should one arise.


ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk.  The Company's exposure to market risk for changes in
     --------------------
interest rates relate primarily to the Company's investment portfolio, including restricted investments, and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy and debt restrictions, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk and market risk.

     The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At December 31, 1999, the weighted average interest rate on the Company's cash and cash equivalent balance of $60.3 million was 6.0% consisting of fixed rate short-term investments.

     The Company does have cash flow exposure due to rate changes for portions of its debt obligations. Specifically, no cash flow exposure exists on the Company's Senior Secured Discount Notes as they represent fixed-rate obligations. (See Note 5 to the 1999 Consolidated Financial Statements). However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios at OCC. At December 31, 1999, OCC had $180.0 million outstanding, on the OCC Credit Facility and the weighted average interest rate on the OCC Credit Facility was 6.74%. Assuming no increase or decrease in the amount outstanding a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $1.8 million and $1.6 million during the years ended December 31, 1999 and 1998 respectively.

     The estimated fair value of Company's Senior Secured Discount Notes was $157,248,000 and $139,305,000 at December 31, 1999 and 1998, respectively. This
Value was estimated by obtaining a yield-adjusted price as of December 31, 1999, for each obligation from an investment banker. The fair values of the Company's remaining long-term liabilities and other financial instruments approximate their carrying values. The book value of the Company's Senior Secured Discount Notes was $159,922,000 and $142,537,000 at December 31, 1999 and 1998 respectively.

     Foreign Currency Risk.  The Company, through OCC, transacts business in
     ----------------------
various foreign currencies, primarily in Canada, Asia and in certain European countries. The Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations continue to grow, the Company will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Ascent Entertainment Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Ascent Entertainment Group, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Entertainment Group, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP



Denver, Colorado
March 10, 2000

                       ASCENT ENTERTAINMENT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998
                   (in thousands, except par value amounts)

                                                                                           1999        1998
                                                                                           ----        ----
                                            ASSETS
Current assets:
   Cash and cash equivalents..........................................................  $  60,349   $  44,576
   Receivables, net (Note 4)..........................................................     33,492      36,414
   Prepaid expenses...................................................................      1,253       2,939
   Deferred income taxes (Note 7).....................................................         --         417
   Income taxes receivable (Note 7)...................................................      2,050          --
   Other current assets...............................................................        289          43
   Net assets of discontinued operations (Note 3).....................................     82,216          --
                                                                                        ---------   ---------
    Total current assets..............................................................    179,649      84,389
                                                                                        ---------   ---------

   Property and equipment, net (Note 5)...............................................    294,498     296,513
   Goodwill, net......................................................................     90,086      96,502
   Other investments..................................................................        364       1,493
   Deferred income taxes (Note 7).....................................................      9,320       3,866
   Other assets, net..................................................................      7,384       8,717
   Net assets of discontinued operations (Note 3).....................................         --     132,144
                                                                                        ---------   ---------

Total assets..........................................................................  $ 581,301   $ 623,624
                                                                                        =========   =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note 6)......................................  $      --   $      --
   Accounts payable...................................................................     32,038      23,668
   Deferred income....................................................................        788       2,412
   Other taxes payable................................................................      5,476       7,480
   Accrued compensation...............................................................     10,715       7,588
   Other accrued liabilities (Note 7).................................................     15,140      14,348
   Current portion of capital lease obligations (Note 8)..............................      2,533          --
   Income taxes payable (Note 7)......................................................      1,680       1,821
                                                                                        ---------   ---------
    Total current liabilities.........................................................     68,370      57,317
                                                                                        ---------   ---------

   Long-term debt (Note 6)............................................................    339,922     305,537
   Obligations under capital leases and other long-term liabilities (Notes 7 and 8)...      2,082       2,298
                                                                                        ---------   ---------

       Total liabilities..............................................................    410,374     365,152
                                                                                        ---------   ---------

   Minority interest..................................................................     71,206      81,946
   Commitments and contingencies (Notes 2, 5, 6 and 8)................................         --          --

Stockholders' equity (Note 9):
   Preferred stock, par value $.01 per share, 5,000 shares authorized, none outstanding.......................................................................
   Common stock, par value $.01 per share, 60,000 shares authorized, 29,756 shares
   issued and outstanding.............................................................        297         297
   Additional paid-in capital.........................................................    307,873     306,358
   Accumulated deficit................................................................   (208,449)   (130,872)
   Accumulated other comprehensive income.............................................         --         743
                                                                                        ---------   ---------
       Total stockholders' equity.....................................................     99,721     176,526
                                                                                        ---------   ---------

Total liabilities and stockholders' equity............................................  $ 581,301   $ 623,624
                                                                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1999, 1998 and 1997
                    (in thousands, except per share amounts)


                                                                                 1999       1998       1997
                                                                                 ----       ----       ----
Revenues (Notes 8 and 11, and Note 12 for related party revenues)............  $275,379   $261,276   $242,043
                                                                               --------   --------   --------

Operating expenses:
       Cost of services......................................................   187,302    178,262    175,184
       Depreciation and amortization.........................................   104,283     98,194     88,737
       General and administrative (Notes 2 and 3)............................    26,161      7,651      8,404
                                                                               --------   --------   --------

               Total operating expenses......................................   317,746     84,107    272,325
                                                                               --------   --------   --------

Operating loss...............................................................   (42,367)   (22,831)   (30,282)

Interest and other income (expense), net (Note 3)............................     5,531      1,942       (382)
Interest expense, net (Notes 6 and 12).......................................   (29,265)   (24,473)   (20,059)
                                                                               --------   --------   --------

Loss from continuing operations before taxes and minority interest...........   (66,101)   (45,362)   (50,723)
Income tax benefit (Note 7)..................................................     2,277      2,248      3,066
                                                                               --------   --------   --------

Loss from continuing operations before minority interest.....................   (63,824)   (43,114)   (47,657)
Minority interest............................................................    12,706     11,188     14,319
                                                                               --------   --------   --------

Loss from continuing operations..............................................   (51,118)   (31,926)   (33,338)
Loss from discontinued operations, net of taxes (Note 3).....................   (26,243)   (17,799)    (8,176)
Loss from sale of discontinued operations, net of taxes......................      (216)        --         --
                                                                               --------   --------   --------
Net loss.....................................................................  $(77,577)  $(49,725)  $(41,514)
                                                                               ========   ========   ========

Basic and diluted net loss per common share:
 Loss from continuing operations.............................................  $  (1.72)  $  (1.07)  $  (1.13)
 Discontinued operations.....................................................      (.89)      (.60)      (.27)
                                                                               --------   --------   --------
Basic and diluted net loss per common share..................................  $  (2.61)  $  (1.67)  $  (1.40)
                                                                               ========   ========   ========


Weighted average number of common shares outstanding.........................    29,756     29,756     29,755
                                                                               ========   ========   ========


 The accompanying notes are an integral part of these consolidated financial statements.

                         ASCENT ENTERTAINMENT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                 Years ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                                1999                  1998                    1997
                                                                ----                  ----                    ----
Net loss..............................................        $(77,577)             $(49,725)               $(41,514)
                                                              --------              --------                --------
Other comprehensive income (loss):
  Unrealized loss on securities.......................          (1,143)                 (857)                    (80)
  Income tax benefit related to items of
     other comprehensive loss.........................             400                   300                      28
                                                              --------              --------                --------
  Other comprehensive loss, net of tax................            (743)                 (557)                    (52)
                                                              --------              --------                --------
Comprehensive loss....................................        $(78,320)             $(50,282)               $(41,566)
                                                              ========              ========                ========


The accompanying notes are an integral part of these consolidated financial statements.

                       ASCENT ENTERTAINMENT GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended December 31, 1999, 1998 and 1997
                                (in thousands)

                                                                             Accumulated
                                                  Additional                     Other           Total
                                         Common    Paid-in    Accumulated   Comprehensive   Stockholder's
                                         Stock     Capital      Deficit         Income          Equity
                                         -----     -------      -------         ------          ------
Balance at
January 1, 1997................          $  297    $307,569   $   (39,633)     $   1,352      $  269,585

 Net loss......................              --          --       (41,514)            --         (41,514)
 Other comprehensive
     loss, net.................              --          --            --            (52)            (52)

 Other.........................              --        (321)           --             --            (321)
                                         ------    --------   -----------      ---------      ----------

Balance at
December 31, 1997..............             297     307,248       (81,147)         1,300         227,698

 Net loss......................              --          --       (49,725)            --         (49,725)
 Other comprehensive loss, net.              --          --            --           (557)           (557)
 Other.........................              --        (890)           --             --            (890)
                                         ------    --------   -----------      ---------      ----------


Balance at
December 31, 1998..............             297     306,358      (130,872)           743         176,526


 Net loss......................              --          --       (77,577)            --         (77,577)
 Other comprehensive loss, net.              --          --            --           (743)           (743)
 Other.........................              --       1,515            --             --           1,515
                                         ------    --------   -----------      ---------    ------------
Balance at December 31, 1999             $  297    $307,873   $  (208,449)     $      --    $     99,721
                                         ======    ========   ===========      =========    ============





  The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                                  1999        1998        1997
                                                                                               ----------  ----------  ----------
OPERATING ACTIVITIES:
 Net loss....................................................................................   $(77,577)   $(49,725)  $ (41,514)
 Adjustments to reconcile net loss to net cash provided by  continuing operations:
   Depreciation and amortization.............................................................    104,283      98,194      88,737
   Minority interest in losses of subsidiaries...............................................    (12,706)    (11,188)    (14,319)
          Loss from discontinued operations..................................................     26,243      17,799       8,176
          Loss from sale of discontinued operations..........................................        216          --          --
       Gain on sale of investments...........................................................     (1,758)         --          --
   Accretion of discount on Senior Secured Discount Notes....................................     17,385      15,579         294
   Provision for loss on investments.........................................................         --         856         387
  (Gain)Loss on disposals of property and equipment..........................................         --          72      (1,016)
 Changes in operating assets and liabilities:
    Current assets...........................................................................      2,730       4,972       6,476
    Current liabilities......................................................................     (8,277)      6,988       6,694
    Noncurrent assets........................................................................     11,053      (4,509)     (5,066)
    Noncurrent liabilities...................................................................      2,525      (6,712)    (26,608)
    Other....................................................................................         --          --          (2)
                                                                                                --------    --------   ---------
 Net cash provided by operating activities of continuing operations..........................     64,117      72,326      22,239
 Net cash provided by  discontinued operations...............................................      4,553       2,186         779
                                                                                                --------    --------   ---------
 Net cash provided by operating activities...................................................     68,670      74,512      23,018
                                                                                                --------    --------   ---------

INVESTING ACTIVITIES:

   Proceeds from sale of discontinued operations.............................................     15,893          --          --
   Proceeds from notes and other long-term receivable........................................         --       2,703       2,951
   Proceeds from sale of investments.........................................................      1,758         396       1,920
   Purchase of property and equipment........................................................    (86,080)    (86,633)    (93,914)
   Proceeds from sale of property and equipment..............................................         --          --       4,459
   Distributions from partnerships and joint ventures........................................         --          --         738
                                                                                                --------    --------   ---------
 Net cash used in investing activities.......................................................    (68,429)    (83,534)    (83,846)
                                                                                                --------    --------   ---------

FINANCING ACTIVITIES:

   Proceeds from borrowings under credit facilities..........................................     17,000      30,000     133,000
   Payments on capital lease obligations.....................................................     (1,468)         --          --
   Net proceeds from issuance of Senior Secured Discount
     Notes...................................................................................         --          --     122,231
   Proceeds from borrowings under former credit facilities...................................         --          --      59,000
   Repayment of borrowings under former credit facilities....................................         --          --    (252,000)
   Proceeds from issuance of subsidiary's equity instruments.................................         --          --      15,000
   Common stock issued.......................................................................         --          --          17
                                                                                                --------    --------   ---------
 Net cash provided by financing activities...................................................     15,532      30,000      77,248
                                                                                                --------    --------   ---------

 Net increase in cash and cash equivalents...................................................     15,773      20,978      16,420

 Cash and cash equivalents, beginning of year................................................     44,576      23,598       7,178
                                                                                                --------    --------   ---------

 Cash and cash equivalents, end of year......................................................   $ 60,349    $ 44,576   $  23,598
                                                                                                ========    ========   =========

Supplemental cash flow information:
 Interest paid...............................................................................   $  9,843    $  9,856   $  16,712
                                                                                                ========    ========   =========

 Income taxes paid...........................................................................   $  2,721    $    581   $   2,447
                                                                                                ========    ========   =========

Non-cash investing and financing activities:
   Reversal of accrual made in OCC purchase price allocation.................................   $     --    $     --   $   3,000
                                                                                                ========    ========   =========

   Capitalized lease obligations incurred at OCC.............................................   $  5,760    $     --   $      --
                                                                                                ========    ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Note 1 - Organization and Summary of Significant Accounting Policies:

     The accounting and reporting practices of Ascent Entertainment Group, Inc. (the "Company" or "Ascent") and its majority owned subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a summary of the Company's significant accounting and reporting policies.

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiary, On Command Corporation ("OCC"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent, was merged into Ascent and became an operating division of Ascent on May 30, 1997. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports-related businesses"), which the Company has announced its intentions to sell (see Note 3). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999. The accompanying 1998 and 1997 financial information has been restated to conform to the discontinued operations presentation of the former entertainment segment and Beacon. All significant intercompany transactions have been eliminated.

     OCC provides video distribution and pay-per-view video entertainment services to the lodging industry and has operating subsidiaries or branches in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand, the United Kingdom, Spain and Australia. Effective October 8, 1996, OCC acquired the assets, properties and certain liabilities of SpectraVision, Inc. (the "SpectraVision Acquisition"), a leading provider of in-room video entertainment services to the lodging industry. Prior to the acquisition of SpectraVision, On Command Video Corporation ("OCV"), formerly an 84% owned subsidiary of Ascent, was merged with a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and Plan of Merger. ANS provides video distribution services to the National Broadcasting Company ("NBC") television network and other private networks.

     Ascent executed an initial public offering (the "Ascent IPO") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement, both dated as of June 3, 1997 (see Notes 7 and 12) in connection with the Distribution. As a result of the Distribution, Ascent became an independent publicly held corporation. All costs incurred by Ascent during 1997 which were directly associated with the Distribution have been charged to expense.

Cash and Cash Equivalents. Ascent considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Installed video systems consist of video system equipment and related costs of installation at hotel locations. Distribution systems to networks consist of equipment at network affiliates and the related costs of installation. Capitalized leases are recorded at the present value of future lease payments. Construction in progress consists of purchased and manufactured parts of partially constructed video systems at OCC.

     Depreciation and amortization are calculated using the straight-line method over the estimated service life of each asset. The service lives for property and equipment are: installed video systems, 3 to 7 years; distribution systems, 10 to 15 years; furniture, fixtures and equipment, 3 to 10 years; and buildings and leasehold improvements, 3 to 20 years. Video systems and equipment acquired in the acquisition of SpectraVision (see Note 5) were depreciated over 3 years.

Goodwill. The consolidated balance sheets include goodwill related to the acquisitions of On Command Video Corporation and SpectraVision by OCC. Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $27,657,000 and $21,241,000 at December 31, 1999 and 1998, respectively.

Evaluation of Long-Lived Assets. The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."
As of December 31, 1999 and 1998, management believes that there was not any impairment of the Company's long-lived assets or any other such identifiable intangibles.

Other Investments. Other investments at December 31, 1999 consist of OCC's investment in Maginet Corporation (MagiNet), a private company (see Notes 8 and 12) and the Company's 10% ownership interest in Beacon Communications, LLC (see
Note 3). Other investments are accounted for at cost, net of appropriate reserves for declines in value based on management's evaluation. At December 31, 1998, other investments consisted of the Company's investment in MagiNet and certain other marketable equity securities. The Company's investment in marketable equity securities was sold in 1999 for a net gain of $1.8 million which is included in other income in the accompanying financial statements.

Debt Issuance Costs. Costs associated with the issuance of the Company's Senior Secured Discount notes and current credit facilities are capitalized and amortized over the term of the related borrowing or facility. Amortization of debt issuance costs is charged to operations and is included in interest expense.

Revenue and Cost Recognition. OCC installs pay-per-view video systems in hotels, generally under five to seven-year agreements, whereby revenues are recognized at the time of viewing. Revenue from the sale of video systems is recognized when the equipment is shipped, except for systems requiring installation by OCC, which is recognized upon completion of the installation and acceptance by the customer. Revenues from royalties are recognized when earned. Revenue from other services is recorded as services are provided.

General and administrative expense. General and administrative expenses include only those costs incurred by the parent company, Ascent Entertainment Group, Inc. Similar costs incurred by the Company's division and majority-owned subsidiaries are included in the cost of services in the accompanying consolidated statements of operations. For the years ended December 31, 1999, 1998, and 1997, the Company's subsidiaries incurred related costs of $26,130,000, $24,448,000 and $22,672,000 respectively.

Research and Development Costs. Research and development costs are charged to operations as incurred. These costs are included in cost of services in the consolidated statements of operations. The amounts charged were $8,479,000, $7,537,000 and $6,912,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes. A current or deferred income tax liability or asset is recognized for temporary differences which exist due to the recognition of certain income and expense items for financial reporting purposes in periods different than for tax reporting purposes. The provision for income taxes is based on the amount of current and deferred income taxes at the date of the financial statement as measured by the provisions of current tax laws.

Net Loss Per Share. The Company computes and presents its net loss per share in accordance with SFAS No. 128 "Earnings Per Share". Net loss per share is calculated using the income available to common stockholders divided by the weighted average number of common shares outstanding in the respective years. Basic and dilutive shares were 29,756,000, 29,756,000 and 29,755,000, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company has not presented diluted loss per share, which would include the impact of potential dilutive common shares in the respective periods, because their inclusion would have been antidilutive in all periods presented.

Use of Estimates, Significant Risks and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the estimated useful lives of video systems and property and equipment, intangible assets, including goodwill, and the amounts of certain accrued liabilities.

     The Company participates in the highly competitive multimedia distribution and network services businesses and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: declines in hotel occupancy as a result of general business, economic, seasonal or other factors; loss of one or more of its major hotel chain customers; and risks of technological obsolescence.

Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for the Company's fiscal year ending December 31, 2000. The Company does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations or cash flows.

     In 1998, OCC early adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. During the years ended December 31, 1999 and 1998, OCC capitalized $5,700,000 and $4,100,000 of costs , respectively, in accordance with this SOP. The SOP had no effect on the other Ascent businesses.

Reclassifications. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the current year's presentation, most notably the classification of the Company's Sports-related businesses (see Note
3) as discontinued operations.


Note 2 - Proposed Business Combinations

     Merger Agreement - On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer) offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the offer on February 29, 2000 and under its terms and subject to its conditions, the Offer will expire on March 27, 2000, unless extended pursuant to the Merger Agreement. The Offer is conditioned on the tender of at least a majority of the Ascent shares as well as other customary conditions. Under the Merger Agreement and subject to the terms thereof, following the Offer, Merger Sub will be merged with and into Ascent (the "Merger") and all shares not purchased in the Offer (other than shares held by Liberty, Merger Sub or Ascent, or shares held by dissenting stockholders) will be converted into the right to receive $15.25 per share in cash.

     Terminated Merger Agreement - Previously, on October 20, 1999, the Company entered into an Agreement and Plan of Merger with AT&T Corp., and Liberty. Pursuant to that Merger Agreement, upon consummation of the merger, each share of Ascent common stock would be converted into .4626 shares of Liberty Media Group Class A Common Stock. That Merger Agreement was conditioned upon, among other things, the sale of the Company's Sports-related businesses pursuant to the Sports Sale Agreement (as defined in Note 3 below). On November 29, 1999, Liberty terminated the Agreement and Plan of Merger due to Company's amendment of the Sports Sale Agreement and inability to renegotiate the terms of the merger agreement with Liberty. (See Note 3 of Notes to Consolidated Financial Statements). Costs incurred in conjunction with the terminated Merger Agreement of approximately $1.3 million, primarily investment banker fees and attorney fees, have been expensed and are included in General and Administrative Expenses in the accompanying statement of operations for the year ended December 31, 1999.

Note 3 -- Discontinued Operations:

     Beacon - On January 20, 1999, the Company sold 90% of its interest in Beacon to an investor group controlled by Beacon's management and venture capital investors (the "Buyers") pursuant to a Purchase and Sale Agreement (the "Purchase Agreement"). The purchase price for the 90% interest was $19.0 million in cash, net of certain adjustments. At closing, approximately $15.9 million in cash was received. After the sale of the 90% interest, the Company has no future obligations to fund any of Beacon's liabilities or film development or production commitments. The 10% interest in Beacon retained by the Company is subject to purchase and sale options between the Company and the Buyers at a price proportionate to the purchase price which the Company intends to exercise in the near future. During the first quarter of 1999, the Company reported a gain of $3.2 million on the sale of 90% of its interest in Beacon.

     During the second and third quarters of 1999, the Company attempted to collect the remaining balance due under the Purchase Agreement of $900,000. In turn, Beacon filed a claim against the Company seeking an adjustment to the purchase price. Pursuant to the Purchase Agreement, any disputes or disagreements among the parties were to be settled pursuant to binding arbitration in the State of California. The arbitration commenced in November 1999 and on February 21, 2000, the arbitrator issued his opinion awarding Beacon approximately $3.5 million. Accordingly, the Company recorded a $3.5 million expense during the fourth quarter of 1999, resulting in the Company's recognition of a $0.2 million loss (net of the gain recognized during the first quarter of 1999) from the sale of its 90% interest in Beacon.

     Sports-related businesses - On July 27, 1999, the Company entered into a definitive Purchase and Sale agreement (the "Sports Sale Agreement") to sell its Sports-related businesses to a group of entities controlled by Donald L. Sturm ("The Sturm Group") for $321.0 million in cash (of which Liberty Denver Arena LLC, an unrelated third party, was to receive up to $20.5 million), subject to further adjustment for cash balances and receipts received by the Company prior to closing, which related to the Nuggets and Avalanche 1999/2000 playing seasons. In conjunction with the sale, the approximate $140.0 million in non-recourse Arena Note obligations were to remain the obligation of an entity to be acquired. On December 1, 1999, the Company terminated the Sports Sale Agreement with The Sturm Group. As a result of the termination of the Sports Sale Agreement with The Sturm Group, Ascent is considering commencing litigation against The Sturm Group, and Mr. Sturm personally, as a result of their actions in connection with the termination of the Sports Sale Agreement, and has announced that it will continue to pursue the sale of these businesses or other steps with respect to these businesses. There can be no assurances that any actions taken by Ascent would result in transactions that would have value to Ascent's stockholders that would be equal to the terminated sale of the Sports-related businesses to The Sturm Group, or that any transactions would occur in the near future.

     Transaction costs, totaling $12.0 million, which include investment banker and attorney fees and expenses, fees payable to William and Nancy Laurie in conjunction with the termination of the previous agreement between Ascent and the Lauries, which was entered into on April 25, 1999 and other costs associated with the Company's attempts to sell its Sports-related businesses have been expensed and are included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 1999. Fees totaling approximately $1.7 million were paid to Allen & Company, an investment banking firm in which a Director of the Company is employed.

     The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 and for the Sports-related businesses as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issue No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." Accordingly, the consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of Beacon and the Sports-related businesses as discontinued operations. The loss from discontinued operations of Beacon and the Sports-related businesses, net of taxes, for the years ended December 31, 1999, 1998 and 1997 is composed of the following:


                                                Years Ended December 31, 1999 and 1998
                                            ----------------------------------------------
                                               1999                     1998
                                            -----------  ---------------------------------
                                            Sports       Sports
                                            Related      Related                   1998
                                            Businesses   Businesses    Beacon      Total
                                            -----------  -----------  ---------  ---------
                                                         (in thousands)
Revenues..................................    $125,125     $ 82,353   $ 28,195   $110,548
                                              ========     ========   ========   ========
Loss from discontinued operations
 before taxes.............................     (28,134)    $(17,155)  $ (4,798)  $(21,953)
Income tax benefit........................       1,891        3,264        890      4,154
                                              --------     --------   --------   --------
Loss from discontinued operations.........    $(26,243)    $(13,891)  $ (3,908)  $(17,799)
                                              ========     ========   ========   ========


                                                Year Ended December 31, 1997
                                              --------------------------------
                                              Sports
                                              Related                 1997
                                              Businesses   Beacon     Total
                                              --------------------------------
                                                         (in thousands)
Revenues..................................    $ 93,532     $ 92,939   $186,471
                                              ========     ========   ========
Income/loss from discontinued operations
 before taxes.............................     (14,746)    $ (1,820)  $(12,926)
Income tax benefit........................       4,627          123      4,750
                                              --------     --------   --------
Loss from discontinued operations.........    $(10,119)    $  1,943   $ (8,176)
                                              ========     ========   ========

     The net assets of the discontinued operations included in the consolidated balance sheets as of December 31, 1999 and December 31, 1998, consist of the following:

                                                          12/31/99                   12/31/98
                                                          ---------    --------------------------------------
                                                          Sports       Sports
                                                          Related      Related
                                                          Businesses   Businesses    Beacon          Total
                                                          ----------   ----------   -------------   ---------
                                                                             (in thousands)

    Current assets......................................   $  61,997    $  38,194       $   3,062   $  41,256
    Property and equipment, net.........................     194,823       92,249              --      92,249
    Restricted cash held in trust (1)...................      30,915       112,47              --     112,478
    Film inventory......................................          --           --           8,457      48,457
    Franchise rights, net...............................      87,745       92,559              --      92,559
    Other assets........................................      21,685       24,453          10,651      35,104
    Current liabilities, including current portion of
         Arena Notes (1), (2)...........................    (154,680)     (70,222)         (5,763)    (75,985)
    Non-recourse Arena Notes and other obligations (1)..    (126,685)    (136,170)        (35,079)   (171,249)
    Other long term liabilities (3).....................     (33,584)     (33,725)         (9,000)    (42,725)
                                                           ---------    ---------       ---------   ---------

    Net assets of discontinued operations...............   $  82,216    $ 119,816       $  12,328   $ 132,144
                                                           =========    =========       =========   =========

A summary of significant matters relating to the Sports-related businesses follows:

(1) Non-Recourse Arena Notes - On July 29, 1998, the Denver Arena Trust (the "Trust" - a wholly owned subsidiary of the Arena Company) issued and sold $139,835,000 principal amount of 6.94% Arena Revenue Backed Notes (the "Arena Notes") due November 2019. The proceeds from the sale of the Arena Notes were used by the Trust to purchase from the Company revenue contracts related to the naming rights, suite licensing and certain corporate sponsorships of the Company, and the underlying rights related to such contracts (collectively, the "Revenue Rights"). The Arena Notes are non-recourse to the Company, but the Company is obligated to the noteholders to operate the Pepsi Center in a first-class manner. Should a payment default occur absent a default in the Company's obligations to operate the Pepsi Center, the noteholders will have no recourse to the assets of the Company. Conversely, the Revenue Rights are not available to the creditors of the Company. To secure the Company's obligations to operate the new arena, the Company has pledged to the Trust substantially all of the Company's assets, including the Pepsi Center itself. These assets, if necessary, could be pledged to a subsequent lender that agreed to an appropriate intercreditor agreement with the Trust.

     The Arena Notes provide for semi-annual payments of interest on May 15 and November 15 of each year and annual payments of principal on November 15 of each year commencing November 15, 1999. The amount of principal payable will be equal to the lesser of the targeted principal distribution amount or the cash available for such payment after application to all prior payment priorities. The targeted principal distribution amount has been calculated so that based on the projected revenues contractually obligated to be paid under the Revenue Rights, the Arena Notes will be paid in full by November 2014.

     Pursuant to the Arena Notes, the Trust established restricted cash investment accounts which, among other things, receive the proceeds from the Revenue Rights, disburse funds for the development and construction of the Pepsi Center, disburse required principal and interest payments and establish debt service principal and interest reserve balances on behalf of the noteholders.

     Total minimum payments on the Non-Recourse Arena Notes for the years subsequent to December 31, 1999 are as follows (in thousands):

        2000  ....................................      $  9,485
        2001  ....................................         5,075
        2002  ....................................         5,600
        2003  ....................................         6,155
        2004  ....................................         6,855
        Thereafter  ..............................       103,000
                                                        --------
        Total  ...................................      $136,170
                                                        ========

(2) Concession Agreements - On April 3, 1998, the Arena Company entered into two separate ten year management agreements with Ogden Entertainment, Inc. ("Ogden") and Levy Premium Food Service, Inc. ("Levy") pursuant to which Ogden agreed to manage all the concession operations at the new arena, except for suites, the club seats, the restaurants and floor seats (collectively, the premium areas), which are being managed by Levy. Pursuant to the management agreements, the Arena Company is contingently liable for the unamortized portion of such manager contributions, plus other reasonable damages, if the Company should terminate the management agreements. As of December 31, 1999, the Company has received payments of $4,500,000 and $2,700,000 from Ogden and Levy, respectively and has included this balance in deferred revenue, net of revenues recognized, in the net assets of discontinued operations presented above.

(3) Sponsorships Agreements - The Arena Company entered into long-term sponsorship agreements with the Pepsi-Cola Company, the Coors Brewing Company, the Denver Post, US West, Inc. and other corporations which grant exclusive sponsorship and promotional rights for certain categories of advertising at the Pepsi Center. In addition, the Avalanche and the Nuggets have entered into various long-term sponsorship agreements with these and other sponsors. At December 31, 1999, the Arena Company, the Avalanche and the Nuggets have received payments under these long-term sponsorship agreements of $17,500,000 and have included this balance in deferred revenue, net of revenues recognized, in the net assets of discontinued operations presented above.

(4) Employment and Consulting Agreements - At December 31, 1999, the Avalanche and the Nuggets have consulting agreements with certain of their executive officers, coaches, and players. Virtually all of the contracts with players provide for guaranteed payments, which must be paid to the player even if he is injured or released. Other contracts provide for payments contingent upon the fulfillment of certain terms and conditions. Amounts required to be paid under such contracts for years subsequent to December 31, 1999, including deferred compensation to be earned in the future, but excluding option years under such agreements, are as follows:


                                                           Nuggets    Avalanche
                                                           -------    ---------
                                                              (in thousands)
          2000.......................................     $ 44,785    $  35,770
          2001.......................................       40,409       21,882
          2002.......................................       28,786        8,097
          2003.......................................       28,819        2,125
          2004.......................................       20,215        1,000
          Thereafter.................................       20,612        1,250
                                                          --------      -------
          Total......................................     $183,626      $70,124
                                                          ========      =======



Note 4   -- Receivables:

Receivables consist of the following at December 31, 1999 and 1998:

                                                              1999         1998
                                                          --------      -------
                                                              (in thousands)
 Trade receivables....................................   $  36,557      $33,834
 Current portion of notes and long-term receivables...         --         4,081
   Less allowance for doubtful accounts...............      3,065         1,501
                                                          -------       -------
   Receivables, net...................................   $ 33,492       $36,414
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

Note 5 -- Property and Equipment:

Property and equipment consists of the following at December 31, 1999 and 1998:


                                                                                      1999           1998
                                                                                 --------------  -------------
                                                                                          (in thousands)
Buildings and leasehold improvements...........................................       $  1,687        $  1,462
Installed video systems........................................................        546,618         482,360
Distribution systems to networks...............................................         93,641         100,363
Leased vehicles under capital leases...........................................          2,675              --
Furniture, fixtures and equipment..............................................         28,323          22,342
                                                                                      --------        --------
    Total......................................................................        672,944         606,527

Less accumulated depreciation and amortization.................................        429,144         357,823
                                                                                      --------        --------
Net property and equipment in service..........................................        243,800         248,704
Construction-in-progress.......................................................         50,698          47,809
                                                                                      --------        --------
   Property and equipment, net.................................................       $294,498        $296,513
                                                                                      ========        ========

Vehicles acquired under capital leases had a cost basis of $2,675,000 at December 31, 1999, less accumulated amortization of 453,900.

Note 6    -- Long-term debt:
Long-term debt consists of the following at December 31, 1999 and 1998:

                                                                                                   1999             1998
                                                                                             ----------------  --------------
                                                                                              (in thousands)
OCC Credit Facility, variable rate; due 2000...............................................         $180,000         $163,000
Senior Secured Discount Notes, 11.875%, due 2004 net of unamortized discount of $65,078
 and $82,463...............................................................................          159,922          142,537
                                                                                                    --------         --------
               Total long-term debt                                                                 $339,922         $305,537
                                                                                                    ========         ========

OCC Credit Facility. OCC currently has a $200.0 million credit facility (the "OCC Credit Facility"). The OCC Credit Facility matures in November 2002 and, subject to certain conditions, can be renewed for two additional years. At December 31, 1999, there was $20.0 million of available borrowings under the OCC Credit Facility, subject to certain covenant restrictions.

     Revolving loans extended under the OCC Credit Facility generally will bear interest at LIBOR plus a spread that may range from 0.375% to 0.75% depending on certain operating ratios of OCC. At December 31, 1999, the weighted average interest rate on the OCC Credit Facility was 6.74%. In addition, a fee ranging from .1875% to .25% per annum is charged on the unused portion of the OCC Credit Facility, depending on certain OCC operating ratios. The OCC Credit Facility contains customary covenants, including, among other things, compliance by OCC with certain financial covenants.

Senior Secured Discount Notes. On December 22, 1997, Ascent completed the sale of $225,000,000 principal amount at maturity of Senior Secured Discount Notes due 2004 (the "Senior Notes"). The Senior Notes, which mature on December 15, 2004, were sold at a discount for an aggregate price of $126,663,750, representing a yield to maturity of 11.875% computed on a semi-annual bond equivalent basis from the date of issuance. Cash interest will not be payable on the Senior Notes prior to December 15, 2002. Commencing December 15, 2002, cash interest on the senior notes will accrue and thereafter will be payable on June 15 and December 15 of each year (commencing June 15, 2003) at a rate of 11.875% per annum. The Senior Notes are redeemable, at the option of Ascent, in whole or in part, on or after December 15, 2001, at specified redemption prices plus accrued and unpaid interest. In addition, at any time prior to December 15, 2000, Ascent may redeem up to 35% of the originally issued principal amount at maturity of the Senior Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price equal to 111.875% of the accreted value thereof to the redemption date. The Senior Notes are senior secured indebtedness of Ascent, secured by a pledge of all of the capital stock of OCC, now owned or hereafter acquired by Ascent. The Senior Notes rank senior to all existing and future subordinated indebtedness of Ascent and pari passu in right of payment to all unsubordinated indebtedness of Ascent. The Senior Notes contain covenants, which restrict, including, among other things, the Company's ability to pay dividends, incur additional indebtedness and the making of loans, investments and other defined payments. The net proceeds from the offering and sale of the Senior Notes of approximately $121.0 million, after deducting debt issuance costs, were used to repay outstanding indebtedness under Ascent's former credit facility.

     Assuming the consummation of the Merger Agreement with Liberty, of which there can be no assurances, (see Note 2), and as a result of the terms of the Senior Notes, the Company will be required to offer to redeem the Senior Notes at 101% of their accreted value within 60 to 90 days after the change in control.

Ascent Credit Facility. Concurrently with the sale of the Senior Notes, the Company and a bank entered into a second amended and restated loan and security agreement (the "Ascent Credit Facility") to decrease the maximum amount of borrowings under the Company's previous credit facility from $140.0 million to $50.0 million and restate other terms and conditions of the previous agreement. Available borrowings under the Ascent Credit Facility, as amended, were reduced to $42.5 million as a result of the sale of Beacon and will be permanently reduced commencing in March 2000 and on a quarterly basis thereafter in varying amounts through December 2002 when the facility will terminate. The Ascent Credit facility requires the Company to repay and permanently reduce the available borrowings thereunder with 100% of the net cash proceeds from the issuance and sale of additional shares of the Company's capital stock and with the net cash proceeds from sales of assets of the Company or its subsidiaries (other than OCC), unless there exists no event of default and such proceeds are reinvested in similar assets within 120 days. In addition, the Ascent Credit Facility includes restrictions, on among other things, the Company's ability to pay dividends and to make loans and investments. At December 31, 1999, there was $42.5 million of available borrowings under the Ascent Credit Facility. In conjunction with sale of its membership interests in Beacon (see Note 2), the Company and the Bank amended the Ascent Credit facility to amend certain terms and conditions of the agreement relating to Beacon.

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

     At the Company's option, interest rates under the Ascent Credit Facility will be a fluctuating rate of interest equal to either (i) an adjusted London Interbank Offering Rate ("LIBOR") plus an applicable borrowing margin or (ii) the greater of the Federal Funds Effective Rate plus .5% plus an applicable borrowing margin, or the bank's prime rate plus an applicable borrowing margin. The applicable borrowing margin will be 2.75% (for LIBOR borrowing) and 1.50% (for Base Rate borrowings, as defined) until December 31, 2000. Thereafter, the applicable borrowing margin will range from 2.00% to 2.75% for LIBOR borrowings or 0.75% to 1.50% for Base Rate borrowings, based upon certain financial ratios of the Company. In addition, a fee of .50% per annum is charged on the unused portion of the Ascent Credit Facility. The Ascent Credit Facility also contains customary events of default requiring Ascent to maintain certain financial covenants and events of default specifically related to Ascent's sports teams.

     Total minimum payments on long-term debt for the years subsequent to December 31, 1999, assuming the Senior Notes are not redeemed prior to maturity and the OCC Credit Facility is not extended, are as follows (in thousands):


2000  .....................................................................................            --
2001  .....................................................................................            --
2002  .....................................................................................      $180,000
2003  .....................................................................................            --
2004  .....................................................................................       225,000
Thereafter  ...............................................................................            --
                                                                                                 --------
Total  ....................................................................................      $405,000
                                                                                                 ========


Note 7   -- Income Taxes

     Through June 27, 1997, the date of the Distribution, Ascent was a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering (see Note 1). Such tax provision, up to the Distribution, was calculated as if prepared on a separate return basis.
Pursuant to the tax sharing agreement and the tax disaffiliation agreement, taxes payable or receivable with respect to periods that Ascent was included in COMSAT's consolidated tax group are settled with COMSAT annually. At December 31, 1999 and 1998, Ascent's federal income tax receivable from COMSAT was $1,196,000. The balance due from COMSAT at December 31, 1999 is included in other long-term assets in the accompanying financial statements. As a result of the Distribution (see Notes 1 and 12), the Company ceased being a member of COMSAT's consolidated tax group. Additionally, in conjunction with the SpectraVision Acquisition, Ascent's ownership in OCC decreased to approximately 57% and OCC began filing a separate return commencing on October 9, 1996.

     The components of income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                  1999               1998               1997
                                                            -----------------  -----------------  ----------------
Federal:                                                                        (in thousands)
   Current................................................           $    --            $   851           $(1,387)
   Deferred...............................................            (2,477)            (2,815)           (2,675)
 State and local..........................................               162               (175)              408
 Foreign..................................................                38               (109)              588
                                                                     -------            -------           -------
   Total..................................................           $(2,277)           $(2,248)          $(3,066)
                                                                     =======            =======           =======

     The difference between the Company's income tax benefit computed at the statutory federal tax rate and Ascent's effective tax rate for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                         1999               1998             1997
                                                                   -----------------  ----------------  ---------------
                                                                                       (in thousands)

Federal income tax benefit computed at the statutory rate........          $(23,135)         $(15,877)        $(17,753)
State income tax benefit, net of federal income tax benefit......              (689)           (1,194)          (1,110)
Goodwill amortization............................................             2,404             2,542            2,464
Foreign taxes....................................................                38              (109)             588
Changes in valuation allowance...................................            26,839            15,815           10,620
Valuation allowance attributable to losses from
                                                                           --------          --------         --------
   discontinued operations.......................................            (9,276)               --               --
Other............................................................             1,542            (3,425)           1,125
                                                                           --------          --------         --------

 Income tax benefit from continuing operations...................          $ (2,277)         $ (2,248)        $ (4,066)
                                                                           ========          ========         ========

          The net current and net non-current components of deferred tax assets and liabilities as shown on the balance sheets at December 31, 1999 and 1998 are:

                                                                                  1999              1998
                                                                            -----------------  ---------------
                                                                                        (in thousands)

Current deferred tax asset................................................            $   --            $  417
Non-current deferred tax asset (liability)................................             9,320             3,866
                                                                                      ------            ------
   Net deferred tax asset.................................................            $9,320            $4,283
                                                                                      ======            ======

     The deferred tax assets and liabilities at December 31, 1999 and 1998 are:

                                                                                  1999               1998
                                                                            -----------------  ----------------
                                                                                       (in thousands)
Assets:
 Net operating loss carryforwards.........................................          $ 67,073          $ 38,426
 Alternative minimum tax credit carryforwards.............................             9,320            11,123
 Other accrued liabilities................................................            19,071            16,361
 Other....................................................................             3,970             2,850
 Valuation allowance......................................................           (82,039)          (55,200)
                                                                                    --------          --------
 Total deferred tax assets................................................            17,395            13,560
                                                                                    --------          --------
Liabilities:
   Property and equipment, net............................................            (6,642)           (6,945)
   Other..................................................................            (1,433)           (2,332)
                                                                                    --------          --------
   Total deferred tax liabilities.........................................            (8,075)           (9,277)
                                                                                    --------          --------
Net deferred asset........................................................          $  9,320          $  4,283
                                                                                    ========          ========

     The Company has federal net operating loss carryforwards of approximately $18.7 million which expire beginning in 2019. In addition, the Company has state net operating loss carryforwards of approximately $105.0 million which expire beginning in 2006. The Company also has alternative minimum tax credit carryforwards of approximately $9.2 million available to offset future regular federal tax liabilities.

     OCC has federal net operating loss carryforwards of approximately $151.0 million which expire beginning in 2010. However, because of the acquisition of SpectraVision by OCC, the pre-ownership change net operating loss carryforwards (approximately $43.0 million) are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $6.0 million. In addition, OCC has state net operating loss carryforwards of approximately $111.0 million which expire beginning in 2000 and may be subject to limitation in the event of certain defined changes in stock ownership. OCC's alternative minimum tax credit carryforwards of approximately $1,595,000 and $251,000 are available to offset future regular federal and state tax liabilities, respectively.


Note 8 -- Commitments and Contingencies

Facility and Equipment Leases. Ascent continues to lease other facilities used by ANS from COMSAT under a three year lease. Total rental payments to COMSAT were approximately $46,000, $46,000 and $62,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's operating lease for its corporate headquarters expires in May 2000 and ANS' lease for its principal facility expires in February 2005.

     OCC leases its principal facilities under a non-cancelable operating lease which expires in June 2004. Rental payments under this lease were $1,690,000, $1,553,000 and $1,303,000 for years ended December 31, 1999, 1998 and 1997, respectively. In 1997, the owner of this facility was a minority stockholder of OCC. In addition to lease payments, OCC is responsible for taxes, insurance and maintenance of the leased premises. OCC also leases certain other office space under non-cancelable operating leases expiring from 2000-2004 from unrelated parties.

     The Company and its subsidiaries also lease equipment under non-cancelable operating leases which extend through 2004. Rental expense under all non-cancelable leases was approximately $2,726,000, $5,714,000 and $6,358,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The future minimum rental commitments under the Company's facility and equipment leases at December 31, 1999 are as follows (in thousands):

2000....................................................................................            $ 2,568
2001....................................................................................              2,287
2002....................................................................................              2,259
2003....................................................................................              2,214
2004....................................................................................              1,318
Thereafter..............................................................................                 33
                                                                                                    -------
   Total................................................................................            $10,679
                                                                                                    =======

Capital Leases - During 1999, OCC amended certain of its operating lease agreements, primarily for vehicles and equipment, that qualify such amended leases as capitalized leases. Certain of these leases contain restrictions including maintenance of certain operating ratios. Following is a summary of future minimum lease payments for OCC's capital lease obligations:

Year's ending December 31 (in thousands):

2000                                                                   $ 2,819
2001                                                                     1,820
                                                                       -------
Total future minimum lease payments                                      4,639
Less amounts representing interest                                        (348)
                                                                       -------

Present value of future minimum lease payments                           4,291
Less current portion                                                     2,533
                                                                       -------

Long-term portion of capital lease obligations                         $ 1,758
                                                                       =======


Purchase Commitments - The Company has non-cancelable commitments for the purchase of video systems and office equipment totaling $9,500,000 as of December 31, 1999.

Employment and Consulting Agreements. Ascent has employment and consulting agreements with certain officers. These agreements provide severance pay benefits if there is a change in control of the Company. At December 31, 1999, the maximum contingent liability under those agreements providing severance pay
benefits was approximately $5,300,000.   Other contracts provide for payments
upon the fulfillment of their contractual terms and conditions, which generally relate only to normal performance of employment duties.

Litigation. On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party.
The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,800,000. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998 and received the second payment of approximately $3,950,000 (net of expenses) in July 1999. OCC expects to receive the final payment of approximately $3,900,000 (net of expenses) in July 2000 although no assurance can be given in this regard. OCC has been and will be recognizing the royalty revenue when payments are received.

     In September 1998, OCV filed suit against MagiNet(see Note 12), alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet. While the outcome of MagiNet's counterclaim cannot be predicted with certainty, the Company intends to defend itself vigorously and expects that any liability, to the extent not provided by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

    In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in June 1999 in the Delaware Court of Chancery. These proposed class actions asserted that the Company's agreement to sell the Company's Sports-related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3 of Notes to Condensed Consolidated Financial Statements). On June 23, 1999, the Company, the director defendants and the Laurie-controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new process in which the Company would solicit additional offers for the purchase of the Sports-related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the Sports-related businesses to The Sturm Group. The settlement of the Shareholder lawsuits is subject to the approval of the Delaware Court of Chancery after a hearing that is anticipated to occur after the closing of the sale of the Sports-related businesses during the second quarter of 2000. If approved by the Court, the settlement would result in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the payment by the Company of plaintiff attorney fees and expenses in an amount to be approved by the Court. For the year ended December 31, 1999, the Company incurred and expensed legal fees and related expenses of approximately $820,000 in connection with the Shareholder lawsuits.

     The Company is a party to certain additional legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations. In connection with its ownership of the Nuggets and the Avalanche, the Company is a defendant along with other NBA and NHL owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NBA or NHL, as the case may be, for the costs of defending such lawsuits and any liabilities of the NBA or NHL which might result from such lawsuits. The Company does not believe that any such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain American Basketball Association ("ABA") related obligations and litigation, including costs to defend such actions. Management of Ascent believes that the ultimate disposition and the costs of defending these or any other incidental NBA or NHL legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the financial statements of the Company.


Note 9 -- Stockholders' Equity

Stockholders' Rights Plan. On June 27, 1997, the Company adopted a Rights Plan (the "Plan") and, in accordance with the Plan, declared a dividend of one preferred share purchase right for each outstanding share of common stock, payable July 10, 1997 to stockholders of record on that date. The Plan is intended to enable all Ascent stockholders to realize the long term value of their investment in the Company. The Plan will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. In connection with the Merger Agreement with Liberty (See Note 2), the Plan was amended to provide that the Merger Agreement was exempt from the operation of the Plan.

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

Stock Option Plans. Ascent adopted the 1995 Key Employee Stock Plan (the "Employee Plan") and the 1995 Non-Employee Directors Stock Plan (the "Director Option Plan") contemporaneously with the Offering. The Employee Plan provides for the issuance of stock options, restricted stock awards, stock appreciation rights and other stock based awards and the Director Option Plan provided for the issuance of stock options and common stock. Options granted under the Employee or Director Option Plans generally expire 10 years from the date of grant. For each of the plans, options are generally granted at prices not less than the fair market value of the Company's common stock at the date of grant. In order for the Distribution to be tax-free (see Notes 1 and 12), the Distribution Agreement required Ascent to cancel substantially all of the outstanding options, and not to have any plans or agreements to issue stock. Therefore, in connection with the Distribution, the Director Option Plan was terminated as it only provided for the issuance of common stock and stock options. In addition, substantially all of the stock options previously granted under the Employee Plan (1,283,750 options) were canceled and, in exchange, option holders were issued stock appreciation rights ("SARs"), payable only in cash, with an exercise price equal to $9.53 per share, based on the average trading price of the Ascent common stock for five days commencing with the date of the Distribution. In June 1997, the Company also adopted the 1997 Non-employee Directors Stock Appreciation Rights Plan (the "Directors SAR Plan") approved by the stockholders in April 1998, pursuant to which each non-employee director was granted a SAR with respect to 100,000 shares of Ascent common stock with a three year vesting period. The exercise price for the non-employee directors SARs granted in 1997 is $8.27 per share, the market price on the date of the Distribution.

     Under the Employee Plan, 120,000 SARs (exercise price of $9.53) were granted to certain officers and key employees of the Company in June 1997 and 22,000 SARs (exercise price of $9.63) were granted to other employees in October 1997. During the year ended December 31, 1999, an additional 100,000 SARs (exercise price of $13.82) were granted to a director of the Company under the Directors SAR Plan (see Note 8) and, in January 2000, 240,000 options (exercise price of $11.91) were granted to certain executives of the Company under the Employee Plan.

     The Company's SARs permit the optionee to surrender the SAR, in whole or in part, on any date that the fair market value of the Company's common stock exceeds the exercise price for the SAR and receive payment in cash. Payment would be equal to the excess of the fair market value of the shares reflected by the surrendered SAR over the exercise price for such shares. The SARs vest over either a three year or five year period from the date of grant of the SAR or option for which they were exchanged.. The change in value of SARs is reflected in the Company's statement of operations based upon the market value of the common stock. During the years ended December 31, 1999, 1998 and 1997 the Company recorded an expense (benefit) of $3,512,000, ($424,000), and $424,000 relating to the SARs, respectively.

     The weighted average remaining contractual life of the outstanding options under the Director Option Plan at December 31, 1999 is approximately 7 years. The following is a summary of changes in shares under the Company's Stock Plans:

                                                                                Options Outstanding
                                                                                -------------------

                                                                  Options                        Weighted
                                                               Available for  Number of          Average
                                                                   Grant        Shares        Exercise Price
                                                                   -----      ---------       --------------
Balances, January 1, 1997...................................       266,750    1,343,250          $ 15.93
  Conversion of options to SARs.............................            --   (1,283,750)           15.92
  Canceled/Expired..........................................            --      (14,500)           15.00
  Options granted...........................................        (8,000)       8,000            10.50
                                                                   -------   ----------           ------
Balances, December 31, 1997.................................       258,750       53,000            15.31
  Exercised.................................................            --           --               --
  Canceled/Expired..........................................            --      (32,000)           16.31
  Options granted...........................................            --           --               --
                                                                   -------   ----------           ------
Balances, December 31, 1998.................................       258,750       21,000            13.79
  Conversion of options to SARs.............................            --       (5,000)           15.00
  Canceled/Expired..........................................            --           --               --
  Options granted...........................................            --           --               --
                                                                   -------   ----------           ------
Balances, December 31, 1999.................................       258,750       16,000           $13.41
                                                                   =======   ==========           ======

     In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for the options granted under the Ascent Stock Option Plans in 1996 and 1997. Had compensation cost for the Director Option Plan in 1998 and 1997 and, both the Director and Employee Plans in 1996 been determined based on the fair value at the grant date for awards made in those years consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts as indicated below (in thousands, except per share information):


                                                                        1999              1998               1997
                                                                  ----------------  -----------------  ----------------
Net loss as reported............................................         $(77,577)          $(49,725)         $(41,514)
Net loss pro forma..............................................         $(77,606)          $(49,740)         $(41,571)
Basic and diluted loss per share as reported....................         $(  2.61)          $(  1.67)         $(  1.40)
Basic and diluted loss per share pro forma......................         $(  2.61)          $(  1.67)         $(  1.40)


     Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values and in which the Company has no significant history or established trends. The Company's calculations for 1998 and 1997 were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: expected life, 12-24 months following the last vesting date of the award; stock volatility, 55.8% and 47.2% risk free interest rates, 4.6% and 5.3%; and no dividends during expected term. The Company's calculations are based on an option valuation approach and forfeitures are recognized as they occur. For 1999, the Company's calculations utilized a value of $15.25 for each option, which reflects the cash value of a share of the Company's common stock pursuant to the Merger Agreement with Liberty (see Note 2).

OCC Stock Option Plans. OCC has also adopted a stock incentive plan (the "OCC Plan"), expiring in 2006, under which employees of OCC may be granted stock options, restricted stock awards, stock appreciation rights and other stock based awards. Under the OCC Plan options generally are granted at fair market value on the date of grant. At December 31, 1999, the OCC Plan has 2,772,531 shares reserved for issuance and options to purchase 2,285,079 shares of OCC stock were outstanding.

     In addition, OCC has also adopted a stock option plan for its independent directors (the "OCC Directors Plan"). The OCC Directors Plan authorizes the granting of an annual award of 400 shares of OCC's common stock and a one-time grant of a non-qualified option to purchase 50,000 shares of OCC's common stock (a "Director Option") to each Independent Director on an annual basis. In 1999, 200,000 options were granted. In 1998, 12,000 options were granted. No options were granted in 1997.

     During the year ended December 31, 1999, OCC recognized $1.1 million as stock-based compensation expense due to the cashless exercise feature of such options. No such expense was recorded in prior periods as the exercise price of such options exceeded the fair market value of the Company's common stock.

     OCC has also adopted the disclosure only provisions of SFAS 123. The Company's share of OCC's pro forma compensation cost for 1999, 1998 and 1997 would be approximately $1,011,000, $1,652,000 and $2,326,000 or an additional loss of $.04, $.06, and $.08 per share to the respective proforma amounts above.

On Command Warrants. In connection with the SpectraVision Acquisition, OCC also issued warrants representing the right to purchase a total of 7,500,000 shares of OCC common stock (20% of the outstanding common stock of OCC, after exercise of the warrants). The warrants have a term of 7 years and an exercise price of $15.27 per share. Series A Warrants to purchase on a cashless basis up to 1,425,000 shares of OCC common stock were issued to former OCV shareholders, of which Ascent received warrants to purchase 1,123,823 shares; Series B warrants to purchase for cash an aggregate of 2,625,000 shares of OCC common stock were issued to the SpectraVision bankruptcy estate for distribution to creditors; and Series C warrants were issued to OCC's investment advisors to purchase for cash an aggregate of 3,450,000 shares of OCC common stock in consideration for certain banking and advisory services provided in connection with the transactions.

COMSAT Stock Incentive Plans. COMSAT has stock incentive plans which provide for the issuance of stock options, restricted stock awards, stock appreciation rights and restricted stock units. Qualifying employees of the Company have been participants of these plans. The amount of expense charged to the Company for participation in these plans in 1999, 1998 and 1997 was $34,000, $437,000, and $688,000, respectively.


Note 10 -- Employee Benefit Plans

     OCC, ANS and Ascent Corporate each participate in various 401(k) plans for qualifying employees. A portion of employee contributions is matched by the respective entity. Matching contributions for the years ended December 31, 1999, 1998 and 1997 were $1,121,000, $906,000, and $831,000, respectively.


Note 11 -- Business Segment Information

     The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. In accordance with SFAS No. 131, the Company initially classified its businesses into 3 reporting segments: multimedia distribution, network services and
entertainment.   The multimedia distribution segment includes the video
distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of ANS and the video distribution services it provides to the NBC television network and other private networks. The entertainment segment included three operating businesses, the Denver Nuggets and the Colorado Avalanche franchises in the NBA and NHL, respectively, and the Arena Company, the owner and manager of the new arena. As discussed in
Note 2, the entertainment segment's results are included in discontinued operations.

     Information as to the operations of the Company is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income (loss) before depreciation and amortization,
corporate expenses and interest expense ("EBITDA").   The Company's income taxes
are not evaluated at the segment level and, therefore, are not included herein. The accounting policies of the business segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

                                                                                       Years ended December 31,
                                                                                    ------------------------------
                                                                                 1999            1998         1997
                                                                              ----------      ----------   ---------
Revenue (from external customers):                                                          (in thousands)
       Multimedia Distribution (1)..........................................   $252,948       $238,820      $222,103
       Network Services.....................................................     22,431         22,456        19,940
                                                                               --------       --------      --------
       Total................................................................   $275,379       $261,276      $242,043
                                                                               ========       ========      ========
Operating income (loss):
       Multimedia Distribution (1)..........................................   $(20,947)      $(18,493)     $(25,446)
       Network Services.....................................................      4,893          3,462         3,701
       Corporate............................................................    (26,313)        (7,800)       (8,537)
                                                                               --------       --------      --------
       Total................................................................   $(42,367)      $(22,831)     $(30,282)
                                                                               ========       ========      ========

Earnings (loss) before interest, taxes, depreciation and
      amortization (EBITDA):
       Multimedia Distribution..............................................   $ 75,912       $ 72,045      $ 55,579
       Network Services.....................................................     12,165         10,970        11,280
       Corporate............................................................    (26,161)        (7,652)       (8,404)
                                                                               --------       --------      --------
       Total EBITDA.........................................................   $ 61,916       $ 75,363      $ 58,455
                                                                               --------       --------      --------

  Less reconciling item -depreciation and amortization......................    104,283         98,194        88,737
                                                                               --------       --------      --------

  Total operating income (loss).............................................   $(42,367)      $(22,831)     $(30,282)
                                                                               ========       ========      ========

Interest income:
       Multimedia Distribution..............................................   $    520       $    489      $    153
       Network Services.....................................................        133            386           671
       Corporate............................................................      2,985          1,067           346
                                                                               --------       --------      --------
       Total................................................................   $  3,638       $  1,942      $  1,170
                                                                               ========       ========      ========

Interest expense, net:
       Multimedia Distribution..............................................   $ 10,888       $  9,834      $  7,612
       Corporate............................................................     18,377         14,442        12,447
                                                                               --------       --------      --------
       Total................................................................   $ 29,265       $ 24,473      $ 20,059
                                                                               ========       ========      ========

Capital expenditures:
       Multimedia Distribution..............................................   $ 85,478       $ 83,208      $ 91,796
       Network Services.....................................................        570          2,071         1,859
       Corporate............................................................         32          1,354           259
                                                                               --------       --------      --------
       Total................................................................   $ 86,080       $ 86,633      $ 93,914
                                                                               ========       ========      ========

Depreciation and leasehold amortization:
       Multimedia Distribution..............................................   $ 87,345       $ 81,808      $ 72,430
       Network Services.....................................................      7,272          7,508         7,579
       Corporate............................................................        152            151           133
                                                                               --------       --------      --------
       Total................................................................   $ 94,769       $ 89,467      $ 80,142
                                                                               ========       ========      ========

Amortization of intangible assets -
       Multimedia Distribution (1)..........................................   $  9,514       $  8,727      $  8,595
                                                                               ========       ========      ========


                                                          As of December 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Identifiable assets:
   Multimedia Distribution.........................       $419,706   $421,797
   Network Services................................         10,021     19,506
   Corporate.......................................         69,358     50,177
   Net Assets of Discontinued Operations...........         82,216    132,144
                                                          --------   --------
       Total.......................................       $581,301   $623,624
                                                          ========   ========
  (1) The Multimedia Distribution segment's operating results reflect the allocation of intangible asset amortization incurred by Ascent relating to the acquisition of OCV by Ascent (see Note 1).

Significant customers. OCC has one customer, Marriott Corporation, which accounted for 21%, 17%, and 14%, of consolidated revenues in 1999, 1998, and 1997, respectively. In 1999, Hilton and its affiliates (See Note 12) accounted for 17% of consolidated revenues. No other customers accounted for more than 10% of consolidated revenues during 1999, 1998 and 1997.

Geographic Operating Information. The following represents total revenues for the years ended December 31, 1999, 1998 and 1997 and long-lived assets (excluding goodwill) as of December 31, 1999 and 1998 by geographic territory (in thousands):

                                           1999                             1998                     1997
                           ---------------------------------     ----------------------------     ----------
                             Total               Long Lived       Total           Long Lived        Total
                           Revenues (1)           Assets         Revenues(1)        Assets        Revenues(1)
United States                 $250,335           $275,614         $237,510        $414,243         $217,026
Canada                          13,034             21,021           12,690          17,984           13,251
All other foreign               12,010             14,931           11,076          10,506           11,766
                              --------           --------         --------        --------         --------
Total                         $275,379           $311,566         $261,276        $442,733         $242,043
                              ========           ========         ========        ========         ========

(1)- Net revenues are attributed to countries based on invoicing location of customer.


Note 12 -- Related Party Transactions and Agreements with COMSAT

     In connection with the Distribution, Ascent and COMSAT executed the Distribution Agreement, dated June 3, 1997. The Distribution Agreement provided, among other things, that COMSAT would distribute all of its holdings of Ascent common stock to COMSAT shareholders on a pro-rata basis. COMSAT consummated the Distribution on June 27, 1997 (see Note 1). In addition, while COMSAT has received a ruling from the IRS that the Distribution will not be taxable to COMSAT or its shareholders, such a ruling is based on the representations made by COMSAT in the IRS ruling documents. Accordingly, in order to maintain the tax-free status of the Distribution, Ascent is subject to numerous restrictions under the Distribution Agreement, most of which have expired. The most significant restriction still in place is that Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the ruling documents to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution.

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

     Prior to the Distribution, Ascent was charged by COMSAT for certain general and administrative services. In 1996, charges for these services from COMSAT were determined pursuant to an Intercompany Services Agreement ("Services Agreement"). The Services Agreement, which was amended in December 1996 to reflect a reduced level of services to be provided effective January 1, 1997, was terminated on June 27, 1997 in connection with the Distribution. Total charges incurred under the Services Agreement were approximately $173,000 for the year ended December 31, 1997.

     During the year ended December 31, 1997, Ascent paid COMSAT $245,000 in interest relating to intercompany obligations between the two entities. No interest was paid during the years ended December 31, 1999 and 1998 to COMSAT.

     In conjunction with the Acquisition of SpectraVision, Ascent and OCC entered into a Corporate Agreement (the "OCC Corporate Agreement"), pursuant to which, among other things, OCC has agreed not to incur any indebtedness without Ascent's prior consent, other than indebtedness under OCC's Credit Facility (see
Note 6), and indebtedness incurred in the ordinary course of operations which together shall not exceed $200.0 million through June 30, 2000; provided, however, that such indebtedness may only be incurred in compliance with the financial covenants contained in OCC's credit facility, with any amendments to such covenants subject to the written consent of Ascent.

     OCC earned revenues of approximately $47,895,000, $22,955,000 and $22,000,000 for the years ended December 31, 1999, 1998, and 1997, respectively, from Hilton and its affiliates. Accounts receivable from Hilton and its affiliates at December 31, 1999 and 1998 were approximately $1,600,000 and $1,400,000, respectively. Hilton is a minority stockholder of OCC.

     OCC earned revenues of $83,000 and $901,000 for the years ended December 31, 1998 and 1997 respectively, from MagiNet Corporation, which is a related party by virtue of OCC's investment in its preferred stock (see Note 3). No revenues were recognized from sales to MagiNet in 1999. Accounts receivable from MagiNet at December 31, 1999 and 1998 were insignificant.


Note 13 - Financial Instruments and Off-Balance Sheet Risks:

Fair Value of Financial Instruments. The fair value of cash and cash equivalents, receivables, other current assets, accounts payable and other accrued liabilities approximate their carrying value due to the short-term nature of these financial instruments. The fair value of certain long-term investments (the Company's investment in MagiNet and Beacon Communications, LLC) approximates their carrying value.

     The estimated fair value of Company's Senior Secured Discount Notes was $157,248,000 and $139,305,000 at December 31, 1999 and 1998, respectively. This value was estimated by obtaining a yield-adjusted price as of December 31, 1999, for each obligation from an investment banker. The fair Value of the OCC credit facility at December 31, 1999 and 1998 was approximately $187,000,000 and $160,000,000 respectfully, based on the current rate offered to the Company for debt of the same remaining maturities. The fair values of the Company's remaining long-term liabilities and other financial instruments approximate their carrying values.


Note 14 -- Quarterly Results of Operations (Unaudited):

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                                                           Dec. 31    Sept. 30    June 30  March 31
                                                                                          --------    --------    -------  --------
                                                                                           (In thousands, except per share data)
1998(1)
Revenues...................................................................               $ 66,009   $ 68,611   $ 65,925   $ 60,731
Operating expenses.........................................................                 46,869     46,008     48,899     44,137
Depreciation and amortization..............................................                 25,225     24,750     24,273     23,946
Operating loss from continuing operations..................................                 (8,013)    (5,226)    (9,751)    (8,936)
Loss from discontinued operations.                                                          (1,241)    (4,346)    (8,264)    (3,948)
Net loss...................................................................                 (9,254)    (9,572)   (18,015)   (12,884)
Basic and diluted net loss per common share................................                   (.31)      (.32)      (.61)      (.43)

1999
Revenues...................................................................               $ 67,636   $ 73,147   $ 68,268   $ 66,328
Operating expenses.........................................................                 62,359     51,163     51,781     48,160
Depreciation and amortization..............................................                 25,035     27,220     26,778     25,250
Operating loss from continuing operations..................................                (21,752)    (9,436)   (10,076)    (9,854)
Loss from discontinued operations..........................................                (12,669)    (4,557)       225     (9,242)
Loss from sale of discontinued operations..................................                 (3,453)        --         --      3,237
Net loss...................................................................                (37,874)   (13,993)    (9,851)   (15,859)
Basic and diluted net loss per common share................................                  (1.28)      (.47)      (.33)      (.53)

(1) Quarterly results for 1999 and 1998 have been restated to reflect the results of operations of the Company's Sports-related businesses as discontinued operations (see Note 3).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant


                                                  Positions And Offices                     Principal Occupations and
Name                                    Age            With Ascent                       Employment During Past 5 Years
----                                    ---    --------------------------               ---------------------------------

Arthur M. Aaron                         42      Executive Vice President,                Mr. Aaron has been Executive Vice
                                                Business Affairs                         President, Business Affairs of the
                                                                                         Company since January 2000, prior to
                                                                                         which he was Vice President, Business
                                                                                         and Legal Affairs and Secretary of
                                                                                         the Company since April 1995.  Prior
                                                                                         thereto, he was a General Attorney at
                                                                                         COMSAT Corporation since July 1993.
                                                                                         Mr. Aaron has also served as Acting
                                                                                         General Counsel of On Command
                                                                                         Corporation since April 1998.

David A. Holden                         40      Executive Vice President,                Mr. Holden has been Executive Vice
                                                Finance and Chief                        President, Finance and Chief Financial
                                                Financial Officer                        Officer of the Company since January
                                                                                         2000, prior to which he was Vice
                                                                                         President,  Finance and Controller of
                                                                                         the Company since May 1996.  Prior
                                                                                         thereto, he was employed by Deloitte
                                                                                         & Touche LLP for more than five years.

David Ehrlich                           34      Vice President,                          Mr. Ehrlich has been Vice President,
                                                General Counsel and Secretary            General Counsel and Secretary of the
                                                                                         Company since January 2000, prior to
                                                                                         which he was Assistant General
                                                                                         Counsel of the Company since June
                                                                                         1996.  Prior thereto, he was an
                                                                                         associate at the Denver law firm,
                                                                                         Sherman & Howard, L.L.C. since
                                                                                         February 1995.

Donald Elliman                          55     President, Ascent Sports                  Mr. Elliman has been President of
                                               Holdings, Inc.                            Ascent Sports Holdings, Inc. since
                                                                                         January 2000. Prior thereto he was
                                                                                         Executive Vice President of Time, Inc. from
                                                                                         1995 through 1999 and President of Sports
                                                                                         Illustrated from 1995 through 1997.

Allan Goodson                           42     Executive Vice President                  Mr. Goodson has been Executive Vice
                                               and Chief Operating                       President and Chief Operating Officer of
                                               Officer of On Command                     OCC since January 2000.  Prior thereto,
                                               Corporation                               Mr. Goodson served as a founding
                                                                                         partner and Chief Operating Officer
                                                                                         of STC Cable Corp. from April 1998 to
                                                                                         June 1999.  Prior thereto that he
                                                                                         held the position of Executive Vice
                                                                                         President and Chief Operating Officer
                                                                                         for TCI Great Lakes, Inc. from August
                                                                                         1992 to November 1995.

Directors of the Registrant

Charles M. Neinas, 67, has been President of Neinas Sports Services, Inc. since July 1997. Mr. Neinas became Chairman in June 1999 and from August 1999 through December 1999, Mr. Neinas served as Acting President and Chief Executive Officer of the Company. Prior thereto, Mr. Neinas was Executive Director of the College Football Association from 1980 through June 1997. Mr. Neinas served as a member of the Board of Directors of the National Association of Collegiate Directors of Athletics from 1990 to 1993.

Paul Gould, 54, has been Managing Director and Executive Vice President of Allen & Company, Incorporated, an investment banking firm, for over 10 years. Mr. Gould has been with Allen & Company for over 25 years and is a director of Liberty Media Corporation and Sunburst Hospitality Corporation.

Charles M. Lillis, 57, is Chairman and Chief Executive Officer of MediaOne Group. Prior thereto, Mr. Lillis was President and Chief Executive Officer of MediaOne Group from April 1995 to May 1997, and prior to that time was President of US WEST Diversified Group from 1991 to 1994 and was Executive Vice President and Chief Planning Officer of US WEST, Inc. from 1987 to 1991. Mr. Lillis joined US WEST in 1985 as Vice President of Strategic Marketing. Mr. Lillis is a member of the board of directors of SuperValu, Inc.

Peter May, 57, is currently President and Chief Operating Officer of Triarc Companies, Inc. Mr. May was President and Chief Operating Officer of Triangle Industries, Inc. from 1983 to December 1988. Mr. May is a Trustee of the University of Chicago and a member of the Advisory Council on the Graduate School of Business of the University of Chicago.

OTHER INFORMATION CONCERNING DIRECTORS

Committees

     As of March 2000, the Board has two standing committees, described below.

     The Audit Committee consists of Messrs. Lillis (Chairman) and May.   The
Audit Committee makes recommendations to the Board concerning the selection of independent public accountants; reviews with the independent accountants the scope of their audit; reviews the financial statements with the independent accountants; reviews with the independent accountants and the Company's management the Company's accounting and audit practices and procedures, its internal controls and its compliance with laws and regulations; and reviews the Company's policies regarding community and governmental relations, conflicts of interest, business conduct, ethics and other social, political and public matters, and the administration of such policies. In addition, the Audit Committee considers and makes recommendations to the Board with respect to the financial affairs of the Company, including matters relating to capital structure and requirements, financial performance, dividend policy, capital and expense budgets and significant capital commitments, and such other matters as may be referred to it by the Board, the Chairman of the Board or the Chief Executive Officer. The Audit Committee met two times in 1999.

     The Compensation Committee consists of Messrs. Gould (Chairman) and Neinas. The Compensation Committee approves long-term compensation for senior executives; considers and makes recommendations to the Board with respect to: programs for human resources development and management organization and succession; salary and bonus for senior executives; and compensation matters and policies and employee benefit and incentive plans; and exercises authority granted to it to administer such plans. In addition, the Compensation Committee recommends to the Board qualified candidates for election as directors and as Chairman of the Board, and considers, acts upon or makes recommendations to the Board with respect to such other matters as may be referred to it by the Board, the Chairman of the Board or the Chief Executive Officer. The Compensation Committee will consider candidates for election as directors recommended by stockholders, if the recommendations are submitted in writing to the Secretary of the Company. The Compensation Committee met two times during 1999.

Directors Compensation

     The Company does not pay its current directors any cash compensation. Directors who were not employees of the Company or its subsidiaries have been granted stock appreciation rights ("SARs") with respect to 100,000 shares of Ascent Common Stock pursuant to the 1997 Non-Employee Directors Stock
Appreciation Rights Plan.   These SARs will vest 25% on the first anniversary of
grant, and 25% and 50%, respectively, on the second and third anniversaries.

     Prior to May 1997, the Company granted Common Stock and options to its non-employee directors pursuant to the 1995 Non-Employee Directors Stock Plan. Pursuant to this plan, Mr. Neinas was granted options to purchase 12,000 shares of Ascent Common Stock at exercise prices ranging from $10.50 to $17.625, and Mr. Lillis was granted options to purchase 4,000 shares of Ascent Common Stock at an exercise price of $10.50. The 1995 Non-employee Directors Stock Plan was canceled on May 13, 1997.

Compensation Committee Interlocks and Insider Participation

     Mr. Paul Gould, a director of the Company, is a Managing Director and Executive Vice President of Allen & Company Incorporated, an investment banking firm that has performed financial advisory services for the Company since 1995, including (i) serving as the managing underwriter for the Company's initial public offering in 1995; (ii) advising the Company with respect to the acquisition of SpectraVision in 1996; and (iii) serving as financial advisor to the Company in connection with the Company's disposition of its sports and arena related assets.

     Mr. Charles Neinas, a director of the Company and former Chairman of the Compensation Committee, served as Acting Chief Executive Officer and President of the Company from June 1999 through December 1999. Mr. Neinas did not serve on the compensation committee during this period.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and officers and persons who own more than 10% of the common stock of the Company to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the SEC and Nasdaq Stock Market and to furnish the Company with copies of all Section 16(a) reports they file. Based on its review of the copies of such reports received by it, the Company believes that during 1999, its directors, officers and ten percent beneficial owners complied with all applicable reporting requirements.


ITEM 11.     EXECUTIVE COMPENSATION

     The following table shows the compensation received by the Company's former President and Chief Executive Officer and former Acting Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for the three fiscal years ended December 31, 1999.

                                      SUMMARY COMPENSATION TABLE


Name and Principal Position (1)            Year     Salary($)      Bonus    Other Annual   Restricted      Securities    All Other
-------------------------------            ----     ---------      -----    ------------  --------------   ----------    ---------
                                                                   ($)(2)   Compensation  Stock Awards(s)  Underlying   Compensation
                                                                   -----    ------------  ---------------  ----------   ------------
                                                                               ($)(3)          ($)        Options/SARs     ($)(5)
                                                                               ------          ---        ------------     ------
                                                                                                             (#)(4)
                                                                                                             ------
                                                        Annual Compensation                Long-Term Compensation
                                                        -------------------                ----------------------
Charles Lyons.......................          1999  $408,653             (5)         (5)        0              0        $3,633,118
Chairman, President and Chief                 1998   623,557      $ 350,000    $ 64,831         0              0           138,726
Executive Officer                             1997   500,000        350,000      19,530         0        297,500*           70,649

Charles M. Neinas...................          1999  $216,346              0           0         0              0            13,798
Chairman, Acting President and
Acting Chief Executive Officer

James A. Cronin, III................          1999   500,000        200,000           0         0              0            33,699
 Former Executive Vice President,             1998   498,846        375,000           0         0              0            16,069
Chief Financial Officer and                   1997   400,000        350,000           0         0        297,500*           13,177
Chief Operating Officer

Brian A.C. Steel....................          1999   360,833        156,791         -0-       -0-              0            18,365
President and Chief Operating                 1998   294,617        250,000         -0-       -0-              0             6,320
 Officer, OCC                                 1997   290,000        203,000     172,467       -0-              0           483,894

Arthur M. Aaron.....................          1999   200,000        100,000           0         0              0            21,136
Executive Vice President,                     1998   196,009         95,000           0         0              0             8,403
Business Affairs                              1997   175,000         61,250           0         0        100,000*            8,992

Timothy J. Romani...................          1999   220,000        213,000           0         0              0            20,814


President, Ascent Arena                  1998   202,615        260,000          0              0           0                28,769
Company, LLC                             1997   159,999        200,000          0              0      50,000**               2,291

___________


(1) Mr. Lyons resigned as Chairman, CEO and President of the Company effective August 17, 1999. Mr. Neinas served as Acting CEO and President of the Company from June 1999 through December 1999 and has received (i) a grant of 100,000 SARs; (ii) three grants of 400 shares of Ascent common stock; and (iii) and three grants of 4,000 options to purchase Ascent common stock as compensation for his role as a director of the Company since 1995. Mr. Cronin resigned from the Company on January 28, 2000. Mr. Steel resigned from OCC on August 6, 1999. Mr. Aaron became Executive Vice President, Business Affairs of the Company on January 28, 2000. (see "Employment and Severance Arrangements" on page 53).

(2) For 1998, Mr. Aaron's bonus includes his annual bonus of $70,000 and a special bonus paid in recognition of his efforts on the arena financing. For 1998 and 1999 Mr. Romani's bonus includes his annual bonus compensation of $60,000 and $63,000, respectively, with the remainder of the bonus compensation related to the achievement of certain benchmarks set out in Mr. Romani's employment agreement in connection with the construction of the Pepsi Center.

(3) Other Annual Compensation shown for 1997, 1998 and 1999 does not include perquisites and other personal benefits because the aggregate amount of such compensation does not exceed the lesser of (i) $50,000 or (ii) 10 percent of individual combined salary and bonus for the Named Executive Officer in each year. Other Annual Compensation in 1998 for Mr. Lyons includes membership fees and insurance premium related tax reimbursements and in 1997 includes for Mr. Lyons and Mr. Steel amounts reimbursed in each case for the payment of taxes associated with relocation expenses.

(4) Ascent Stock appreciation rights (SARs) that were issued in exchange for Ascent employee stock options are marked with a (*) and other Ascent SARs are marked with a (**). (See "Employment and Severance Arrangements" below).

(5) All Other Compensation for 1999 includes the following elements: (i) unused credits under the Company's cafeteria plan that were paid in cash to the Named Executive Officers; (ii) contributions on behalf of the Named Executive Officers by the Company to the Company's 401(k) Plan, and in the case of Mr. Steel, by OCC to OCV's 401(k) Plan; (iii) automobile allowance; and (iv) above-market interest accrued for Mr. Lyons and Mr. Romani under Ascent's Deferred Compensation Plan and for Mr. Steel and Mr. Lyons the payment of life insurance premiums.

                               Unused       401(k) Plan        Automobile           Insurance            Total
                            ------------  ----------------  ----------------   -----------------  -----------------
                              Credits       Contribution        Allowance            Premium
                            ------------  ----------------  -----------------  -----------------

Mr. Lyons                        $16,754            $4,875            $ 9,807               $3,890          $35,326
Mr. Neinas                        13,798                 0                  0                    0           13,798
Mr. Aaron                          8,199             4,384              8,999                    0           21,136
Mr. Romani                         8,814                 0             12,000                    0           20,814
Mr. Steel                              0             5,000             13,200                  165           18,365
Mr. Cronin                        20,500                 0             13,199                    0           33,699

     All Other Compensation for 1999 for Mr. Lyons includes $3,600,000 paid by the Company to Mr. Lyons pursuant to a settlement agreement between Mr. Lyons and the Company effective August 17, 1999.

Option/SAR Grants

     There were no SARS or options granted to the Named Executive Officers in 1999.

Option Exercises and Fiscal Year-End Values

     The following table sets forth information on (1) options exercised by the Named Executive Officers in 1999, and (2) the number and value of their unexercised options or SARs as of December 31, 1999.


                                      AGGREGATED OPTION/SAR EXERCISES IN 1999, AND 12/31/99 OPTION/SAR VALUES

Name                     Shares          Value        Exercisable (#)    Unexercisable (#)   Exercisable ($)   Unexercisable ($)
-------------------    Underlying      Realized ($)   ---------------    -----------------   ---------------   -----------------
                        Options      --------------
                       Exercised (#)
                     ---------------
                                                                Number of Securities                  Value of Unexercised
                                                               Underlying Unexercised                     In-The-Money
                                                             Options/SARs at 12/31/1999            Options/SARs at 12/31/1999
                                                             --------------------------            --------------------------
Ascent Options/SARs

Charles Lyons                 -0-            -0-                 -0-                -0-                 -0-                -0-
Charles Neinas                -0-            -0-              62,000             50,000            $370,000           $350,000
Arthur M. Aaron               -0-            -0-              75,000             25,000            $237,225           $ 79,075
Timothy J. Romani             -0-            -0-              30,000             20,000            $ 94,890           $ 63,260
Brian A.C. Steel              -0-            -0-                 -0-                -0-                 -0-                -0-
James A. Cronin, III          -0-            -0-             148,750            148,750            $470,496           $470,496

On Command Options

Brian A.C. Steel          175,000       $511,000              73,851                -0-                 -0-                -0-


Employment and Severance Arrangements

     In connection with the resignation of Mr. Neinas as Acting Chief Executive Officer and President of the Company, the resignation of Mr. Cronin as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company and the continued efforts by the Company to explore its strategic alternatives regarding a disposition of its assets, in January 2000 the Company amended and restated Messrs. Aaron and Holden's employment agreements. The Company's subsidiary Ascent Sports Holdings, Inc. ("ASH"), also entered into an employment agreement with Mr. Elliman in January 2000.

     Under his amended and restated employment agreement: (i) Mr. Aaron's base salary was increased to $300,000 per year, subject to increases at the discretion of the Ascent Board of Directors (for 1998 and 1999 his base salary was $200,000); (ii) Mr. Aaron is eligible for an annual bonus based on performance measures determined by Ascent's Compensation Committee with a target bonus equal to 50% of his base salary; (iii) the term of the agreement was extended by one year to expire June 27, 2003; (iv) Mr. Aaron will be promoted to the position of Executive Vice President, Business Affairs for the term of the agreement; and (v) the provisions regarding severance and change-of-control were revised, as described further below. Mr. Holden's amended and restated employment agreement is on substantially the same terms as Mr. Aaron's, other than (iv) above in that Mr. Holden was promoted to the position of Executive Vice President, Finance and Chief Financial Officer and except that Mr. Holden's base salary under his amended and restated agreement was increased to $250,000 (for 1998 and 1999 his base salary was $165,000). Mr. Aaron's and Mr. Holden's agreements also each set forth the terms of their additional grant on January 28, 2000, of options to purchase 100,000 shares each of Ascent's common stock.

     Mr. Elliman's employment agreement expires on August 31, 2000. Pursuant to the agreement, Mr. Elliman's base salary for 2000 is $50,000 per month. Mr. Elliman will report directly to the Company's Board of Directors and, except as otherwise provided in existing employment agreements, all other employees of the Company's sports-related businesses, the Colorado Avalanche, Denver Nuggets and the Pepsi Center, and their respective subsidiaries, will report directly or indirectly to Mr. Elliman. Mr. Elliman's agreement does not contain "change-of-control" provisions.

     In addition, Mr. Elliman's agreement provides that if Mr. Elliman is terminated without "cause" (as defined in his agreement) or upon Mr. Elliman's death or physical or mental incapacity, then Mr. Elliman will receive a lump sum payment from the Company equal to the lesser of three months salary or the aggregate base salary otherwise payable to Mr. Elliman through the end of the term of the agreement.

     The employment agreements for each of Messrs. Aaron and Holden (each an "executive") contain provisions related to change-of-control and severance. If an executive is terminated without "cause" (as defined in the agreements) or upon certain events defined in the agreements which have the effect of a constructive termination (including a "Change of Control Event") then: (i) there shall be no forfeiture of any rights or interests related to fringe benefits granted under the agreement, including, without limitation, any stock-based incentives, all of which will fully vest, to the extent not previously vested, immediately upon such termination becoming effective and final; (ii) the executive shall receive current base salary, fringe benefits and the annual bonus outlined in the agreement for the longer of (a) the remainder of the employment period under the agreement or (b) three years following the date of such termination, with no obligation to seek other employment and no offset to the amounts paid by the Company if other employment is obtained, provided that each of the executives and the Company shall explore alternatives to minimize any excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended, that would otherwise be payable; and (iii) all other benefits provided pursuant to the agreement shall be received by the executive. The Company is obligated to fund a "rabbi" trust no later than one day prior to a Change of Control Event with amounts sufficient to pay its obligations under these employment agreements, and severance amounts must be paid in a lump sum following the executive's termination for any reason, including, at the election of the executive, during the 180 day-period following a Change of Control Event.

     For purposes of the employment agreements, a "Change of Control Event" shall mean and include either the occurrence of any of the following with respect to Ascent, or any of the following becoming highly likely to occur, in the determination of the Board: (i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this clause (i), the following acquisitions shall not constitute a Change of Control: (1) any acquisition directly from or by the Company, (2) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (3) any acquisition by any corporation pursuant to a transaction which complies with clauses (1), (2) and (3) of clause (iii) below; or (ii) individuals who, as of the date of the agreements, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to January 27, 2000, whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or (iii) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (1) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 75% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (3) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or (iv) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.

     On January 7, 2000, On Command and Alan Goodson entered into an employment agreement that expires on January 7, 2002. Pursuant to the agreement, Mr. Goodson's initial base salary under the agreement is $300,000 per year, subject to increases at the discretion of the Board of Directors of OCC. Under the agreement, Mr. Goodson is eligible for annual bonuses based on performance measures determined by the OCC Compensation Committee with a target bonus equal to 70% of Mr. Goodson's base salary for achieving 100% of the target level for the performance measures. In addition, Mr. Goodson has been granted options to purchase 100,000 shares of OCC Common Stock, exercisable at a per-share price equal to $15.90625. The options vest 50% on January 7, 2001 and 50% on January 2002. The options will expire at the earlier of (i) three months after the date upon which Mr. Goodson is terminated for "cause" (as defined in the employment agreement); (ii) one year after Mr. Goodson's employment agreement is terminated as a result of death or
(iii) on January 7, 2010. Mr. Goodson's agreement does not contain "change-of-control" provisions.

     In addition, Mr. Goodson's agreement provides that if Mr. Goodson is terminated without "cause" (as defined in the agreement) or upon any substantial reduction (except in connection with the termination of his employment voluntarily by Mr. Goodson, or by the Company for "cause") by the Company of Mr. Godson's responsibilities as Executive Vice President and Chief Operating Officer of the Company, or the Company is in material default of the agreement, then: (i) there shall be no forfeiture of any rights or interests related to fringe benefits granted under the agreement, including, without limitation, the SARs and any other stock-based incentives, except that half of his 100,000 options will vest, to the extent not previously vested, and the other half of which will be canceled, immediately upon such termination becoming effective and final; (ii) the executive shall receive current base salary, fringe benefits and the annual bonus outlined in the agreement for the longer of (a) the remainder of the employment period under the agreement or (b) one year following the date of such termination, with no obligation to seek other employment and no offset to the amounts paid by the Company if other employment is obtained; and (iii) all other benefits provided pursuant to the agreement shall be received by the executive.

     On December 28, 1998, On Command and Mr. Steel entered into an amendment to Mr. Steel's employment agreement. Pursuant to the amendment, Mr. Steel assumed the title of President and Chief Operating Officer of OCC through September 11, 2000, while reporting directly to the Chief Executive Officer and Board of Directors of OCC, and if there was no Chief Executive Officer, then to the Chairman. In addition, under the terms of the amendment (i) Mr. Steel's base salary was increased to $375,000 per year and (ii) if OCC failed to review Mr. Steel's compensation prior to June 1, 1999 or revise such compensation prior to August 1, 1999, then Mr. Steel would be entitled to terminate his employment with OCC and receive (a) his then base salary for a year from such termination,
(b) a pro-rated annual bonus for the year in which employment was terminated and
(iii) a pro-rated portion of the options previously granted to Mr. Steel under OCC's stock option plans that were scheduled to vest during the year of such termination, which shall vest as of the date of such termination. Although OCC and Mr. Steel entered into negotiations regarding his position and compensation at OCC during the above time periods, Mr. Steel's compensation was not revised prior to August 1 and on August 6, 1999, Mr. Steel resigned from OCC pursuant to the terms of his amended employment agreement.

     On January 28, 2000, Mr. Cronin terminated his employment agreement and resigned as director, Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company. In March 2000, the Board of Directors authorized the payment of $200,000 as an annual bonus to Mr. Cronin for his efforts on behalf of the Company in 1999.

     Finally, on August 22, 1999, Mr. Lyons and the Company executed a Settlement Agreement pursuant to which Mr. Lyons received $3,677,347 in full settlement of the provisions of the Settlement Agreement and all outstanding obligations of the Company to Mr. Lyons.

Compensation Committee Report on Executive Compensation

     The Compensation Committee is responsible for establishing and administering the Company's executive compensation philosophy. Through June 1999, the Compensation Committee was composed of Mr. Gould and Mr. Neinas as Chairman of the Committee. In June 1999 when Mr. Neinas was elected Chairman of the Board and Acting President and Chief Executive Officer, he left the Compensation Committee, Peter Barton was elected to the Committee and Mr. Gould became Chairman of the Committee. In December 1999, Mr. Neinas resigned as Acting President and Chief Executive Officer of the Company and again became a member of the Committee. For a description of each of Mr. Gould's and Mr. Neinas' relationship to the Company, see "Compensation Committee Interlocks and Insider Participation."

     Set forth below is the Committee's report on the 1999 compensation of the Named Executive Officers. This report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Philosophy and Guiding Principles.

     The Company or its subsidiaries has or had employment agreements with each of Messrs. Aaron, Cronin, Holden, Elliman, Goodson, Lyons, Romani and Steel. The Compensation Committee has determined that the executive compensation philosophy of the Company should be consistent with such agreements and guided by the following principles:

     Attract and retain talented management;

     Closely align management's interests and actions with those of stockholders through the establishment and/or enhancement of appropriate equity incentive programs;

     Appropriately reward employees for enhancing stockholder value through improvement in financial performance and pursuit of strategic alternatives;

     Emphasize risk-based performance incentives as a key component of both annual and long term compensation.

Pursuit of Strategic Alternatives and Operating Improvements

     During 1999, the company's Board of Directors was evaluating and pursuing various strategic alternatives for the purpose of enhancing shareholder value, and at the same time continuing to seek improvements in the operating performance of the Company's subsidiaries. This resulted in several agreements during 1999. In January 1999, the Company sold 90% of its Beacon motion picture production subsidiary to an investor group that included Beacon management. In April 1999, Ascent entered into an agreement to sell the Colorado Avalanche, Denver Nuggets and the Pepsi Center (the "sports-related businesses") to a third party for $400 million and the Board agreed to permit Mr. Lyons to participate with the buyers and leave the Company upon consummation of the sale. That sale was challenged by shareholders in a lawsuit filed against the Company in May 1999 seeking an injunction preventing the sale. The Company settled the shareholder litigation and, as one of the conditions to the settlement, conducted a public auction for the sports-related businesses. In July 1999, the auction resulted in a new buyer agreeing to purchase the sports-related businesses for $461 million. However, this new buyer did not obtain the necessary consents and releases from the City and County of Denver, and on December 1, 1999, the Company terminated that agreement. Finally, in October 1999, Ascent entered into an Agreement and Plan of Merger with AT&T Corp. and Liberty Media Corporation ("Liberty"), pursuant to which each share of Ascent Common Stock would be converted into .4626 shares of Liberty stock. The merger was conditioned upon, among other things, the consummation of the sale of the Company's sports-related businesses. When the agreement to sell the sports-related businesses was terminated, AT&T and Liberty exercised their right to terminate the Agreement and Plan of Merger because the condition to closing (the sale of the sports-related businesses on the terms and conditions set forth in the sale agreement) was incapable of being satisfied.

     In December 1999, the Ascent Board announced that it would continue to seek qualified purchasers for the sports-related businesses and, in response to the termination by Liberty of its merger agreement with the Company, would continue to examine the Company's strategic alternatives, which alternatives could include a sale of the Company's majority interest in On Command and its Ascent Network Services division, other transactions involving On Command or other transactions involving the entire company.

     In January 2000, the Company, through its subsidiary ASH, entered into an employment agreement with Mr. Elliman to act as President of ASH, with primary operational responsibility for the Company's sports-related businesses. Subsequently, On Command entered into an employment agreement with Allan Goodson to act as Executive Vice President and Chief Operating Officer with primary operational responsibility for On Command. Then, on January 25, 2000, in connection with the resignations of Mr. Neinas as Acting President and Chief Executive Officer and Mr. Cronin as Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company, the Ascent Board promoted Mr. Aaron to the position of Executive Vice President, Business Affairs and Mr. Holden to the position of Executive Vice President, Finance and Chief Financial Officer of the Company. Mr. Aaron and Mr. Holden have primary executive responsibility for managing the Company's ownership of its operating entities and evaluation of its strategic alternatives. (See "Employment and Severance Arrangements").

Annual Compensation.

     None of the Named Executive Officers or Mr. Holden received salary increases in 1999 other than Messrs.Steel and Romani. Mr. Steel's salary increase was approved by the on Command Board of Directors in connection with an amendment to his employment agreement, and Mr. Romani's salary increase for 1999 was as set forth in his employment agreement.

     In recognition of their efforts during 1999 in the management of the Company's operating entities and in the evaluation and pursuit of the Company's strategic alternatives and in recognition of their increased role in both areas in the year 2000, the Compensation Committee recommended and the Board approved
an annual bonus for 1999 of $100,000 each for Messrs. Aaron and Holden.   On
March 10, 2000, the Board approved a $200,000 bonus payable to Mr. Cronin for his efforts on behalf of the Company in 1999.

     Under the terms of his amended employment agreement and his severance arrangement with On Command, Mr. Steel is entitled to receive a pro-rata annual bonus for 1999 in an amount to be determined by the On Command Board of Directors.

     In connection with his service to the Company as Acting Chief Executive Officer and President, Mr. Neinas' salary for 1999 was based on Mr. Lyons'
salary for such positions in 1999 on a pro-rated basis.   The Compensation
Committee did not consider a bonus for Mr. Neinas in light of his membership on the Compensation Committee.

Long Term Compensation

     During 1999, none of the Named Executive Officers or Mr. Holden were granted any additional equity incentives. In August of 1999 in connection with his resignation from the Company, Mr. Lyons' outstanding SARs were terminated. Pursuant to the terms of his amended employment agreement and in connection with his resignation from On Command in August of 1999, Mr. Steel retained 369,257 of his 385,312 On Command options with one year from his resignation date to
exercise such options.   As a result of Mr. Cronin's resignation from Ascent,
the 223,125 SARs that will remain outstanding for ninety days are expected to vest and be paid in connection with the tender offer for the Company made by Liberty.

     In January 2000 each of Messrs. Aaron and Holden were granted options to purchase 100,000 shares of the Company's common stock and Mr. Goodson received options to purchase 100,000 shares of On Command common stock. In each case the grant reflected the intention of the Company (and On Command in Mr. Goodson's case) to align senior management's interests with those of stockholders through appropriate equity incentives and reflected the Company's recognition of the participation required of each of Messrs. Aaron, Holden and Goodson in the managing of the Company's operating entities and continuing process of evaluating and pursuing the Company's strategic alternatives.

Deductibility of Executive Compensation.

     Section 162(m) of the Internal Revenue Code of 1986, as amended, and the U.S. Treasury Regulations relating thereto (collectively, "Section 162(m)") restricts publicly traded companies from claiming or receiving a tax deduction on compensation paid to certain executive officers in excess of $1 million, unless such compensation is performance based. The Company's policy with respect to the deductibility limit of Section 162(m) is generally to preserve the deductibility of compensation paid when it is appropriate and in the best interests of the Company and its stockholders.

Compensation Committee

Paul Gould, Chairman
Charles M. Neinas

                      SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph and chart compare the cumulative total shareholder return on the Company's common stock, including the reinvestment of dividends, with the return on the NASDAQ Index and the Standard & Poor's Entertainment Index. On December 18, 1995, the Company's common stock began publicly trading. The performance graph sets forth the return on $100 invested in Ascent Entertainment Group, Inc. common stock and the two stock indices from December 18, 1995 to December 31, 1999.

                              [PERFORMANCE GRAPH]

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF FIVE PERCENT HOLDERS

     As of March 20, 2000, the record date, 29,755,600 shares of Common Stock were outstanding. To the knowledge of the Company, based upon Schedules 13G or 13D filed with the Securities and Exchange Commission (the "SEC" or "Commission"), the following persons were the only beneficial owners of more than five percent of the Company's Common Stock as of December 31, 1999:

                                           % of
      Shareholder                         Voting  #of Shares  Class
      -----------                         ------  ----------  -----


    Gabelli Asset Management , Inc.(1)    14.86%  4,421,112  Common
    One Corporate Center
    Rye, New York 10580

    Snyder Capital Management, LP(2)       13.7%  4,069,690  Common
    350 California Street
    San Francisco, CA 94104

    Ascent Acquisition Group, LLC(3)        9.4%  2,782,700  Common
    280 Park Avenue
    New York, NY 10017

    Leon G. Cooperman(4)                    5.9%  1,746,900  Common
    88 Pine Street
    Wall Street Plaza, 31st Floor
    New York, NY 10005

--------

(1) Based on information contained in Schedule 13D filed with the Commission and dated March 15, 2000. The aggregate number and percentage of Common Stock which Gabelli Asset Management, Inc. and its subsidiaries beneficially owns is 4,421,112 shares (14.86%) of Common Stock, as follows: (a) Gabelli Funds, LLC, as agent, 1,364,230 shares (4.58%) of Common Stock (sole voting power: 1,364,230 shares; sole dispositive power: 1,364,230 shares; and shared voting or dispositive power: none); (b) GAMCO Investors, Inc., as agent, 2,669,482 shares (8.97%) of Common Stock (sole voting power: 2,669,482 shares; sole dispositive power: 2,669,482 shares; and shared voting and dispositive power: none); (c) Gemini Capital Management Limited, 82,000 shares (0.28%) of Common Stock (sole voting power: 82,000 shares; sole dispositive power: 82,000 shares; and shared voting and dispositive power: none); (d) Gabelli International II Limited, 5,000 shares (0.02%) of Common Stock (sole voting power: 5,000 shares; sole dispositive power: 5,000 shares; and shared voting and dispositive power: none);
(e) Gabelli Associates Fund, 157,600 shares (0.53%) of Common Stock (sole voting power: 157,600 shares; sole dispositive power: 157,600 shares; and shared voting and dispositive power: none.); and (f) MJG Associates, Inc., 142,800 shares (0.48%) of Common Stock (sole voting power: 142,800 shares; sole dispositive power: 142,800 shares; and shared voting and dispositive power: none).

(2) Based on information contained in Schedule 13D/A filed with the Commission and dated June 1, 1999, Snyder Capital Management, LP ("SCMLP") and Snyder Capital Management, Inc. ("SCMI") are the beneficial owners of 4,069,690 shares (13.7%) of Common Stock (sole voting power: none; sole dispositive power: none; shared voting power: 3,597,590 shares; and shared dispositive power: 4,069,690 shares). SCMI is the sole general partner of SCMLP, and both entities are wholly-owned by Nvest Companies, Inc., a publicly traded limited partnership. All voting and investment decisions regarding advisory accounts managed by SCMLP are made by SCMI and SCMLP and accordingly, SCMI and SCMLP do not consider Nvest Companies or any entity controlling Nvest Companies to have any direct or indirect control over the securities held in managed accounts.

(3) Based on information contained in Schedule 13D/A jointly filed with the Commission and dated June 28, 1999 by Triarc Companies Inc. ("Triarc"), CP International Management Services Ltd. ("CP"), Consolidated Press International

Holdings Limited ("CPI") and Ascent Acquisition Group, LLC ("AAG). Peter May, a director of the Company is also director, President and Chief Operating Officer of Triarc. Mr. May's disclaims beneficial ownership of the 2,782,700 shares of Ascent common stock which are directly held by Ascent Acquisition Group, LLC, an entity which is 50% owned by Triarc.

(4) Based on information contained in Schedule 13G filed with the Commission and dated on February 8, 2000. Mr. Cooperman is the Managing Member of Omega Associates, L.L.C. ("Associates"). Associates is the general partner of Omega Capital Partners, L.P. ("Capital LP"), Omega Institutional Partners, L.P. ("Institutional LP"), and Omega Capital Investors, L.P. ("Investors LP"). Mr. Cooperman is also the President and majority stockholder of Omega Advisors, Inc. ("Advisors"), and Advisors serves as the investment manager to Omega Overseas Partners, Ltd. ("Overseas"). Advisors also serves as a discretionary investment advisor to a limited number of institutional clients (the "Managed Accounts"). Capital LP owns 545,318 shares, Institutional LP owns 30,376 shares, Investors LP owns 62,560 shares, Overseas owns 660,259 shares and Managed Accounts owns 448,387 shares. Mr. Cooperman has the sole power as to all of these shares other than those owned by Managed Accounts, as to which Mr. Cooperman possesses shared power.

COMMON STOCK OWNERSHIP OF MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock and the Common Stock of On Command Corporation, as of March 20, 2000, by all directors and nominees, by each of the "named executive officers" and by all directors and executive officers as a group. Under the rules of the SEC, beneficial ownership includes any shares over which an individual has sole or shared voting power or investment power, and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right.

Name(1)
-------                                                                                                              On Command
                                                                                                Ascent Shares      Shares* Amount
                                                                                              Amount and Nature     and Nature of
                                                                                                of Beneficial        Beneficial
                                                                                                 Ownership(2)         Ownership
                                                                                              ------------------  -----------------
Arthur M. Aaron.............................................................................               1,519                  0
Timothy J. Romani...........................................................................                   0                  0
Charles Lyons(3)............................................................................              19,551                  0
Paul Gould..................................................................................                   0                  0
Brian A.C. Steel(4).........................................................................                   0             73,851
Charles M. Lillis...........................................................................               4,000                  0
Peter May(5)................................................................................                   0                  0
Charles M. Neinas...........................................................................              12,000                  0
James A. Cronin, III(6).....................................................................                   0                  0
All directors and executive officers as a group (9 persons).................................              37,070             73,851

___________

* On Command is a subsidiary of the Company, based on the Company's beneficial ownership of approximately 57% of the currently issued and outstanding shares of On Command, including shares which may be purchased on the exercise of warrants.

(1) Unless otherwise indicated, each person has sole voting and investment power over the shares listed, and no director or executive officer beneficially owns more than 1.0% of the Common Stock of the Company or OCC.

(2) Each number in this column has been rounded down to the nearest whole share. Beneficial ownership of Ascent common stock includes 12,000 shares that may be acquired by Mr. Neinas and 4,000 shares that may be acquired by Mr. Lillis, each within 60 days after March 31, 2000, through the exercise of stock options.

(3) Mr. Lyons resigned as Chairman, President and Chief Executive Officer of the Company effective August 17, 1999.

(4) Beneficial ownership of On Command common stock includes 73,851 shares that may be acquired by Mr. Steel within 60 days after March 31, 2000, through the exercise of stock options. Mr. Steel resigned from On Command on August 6, 1999.

(5) Mr. May's disclaims beneficial ownership of 2,876,700 shares of Ascent common stock which are directly held by Ascent Acquisition Group, LLC, an entity which is 50% owned by Triarc Companies, Inc. ("Triarc"). Mr. May is a director, President and Chief Operating Officer of Triarc.

(6) Mr. Cronin resigned as director, Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company on January 28, 2000.
     Mr. Cronin has continued in his role as Chairman of On Command Corporation.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Paul Gould, a director of the Company, is a Managing Director and Executive Vice President of Allen & Company Incorporated, an investment banking firm that has performed financial advisory services for the Company since 1995, including (i) serving as the managing underwriter for the Company's initial public offering in 1995; (ii) advising the Company with respect to the acquisition of SpectraVision in 1996 and (iii) serving as financial advisor to the Company in connection with the Company's disposition of its sports and arena related assets.

     Mr. Charles Neinas, a director of the Company and Chairman of the Compensation Committee, served as Chief Executive Officer of the Company from June 1999 through December 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report.                                                  Page

(1)  Consolidated Financial Statements and Supplementary Data of Registrant

         Independent Auditors' Report                                                           25

         Consolidated Balance Sheets as of December 31, 1999 and 1998                           26

         Consolidated Statements of Operations for the years ended December 31,
              1999, 1998 and 1997                                                               27

         Consolidated Statements of Comprehensive Loss for the years ended December 31,
              1999, 1998 and 1997                                                               28

         Consolidated Statements of Stockholders' Equity for the years ended December 31,
              1999, 1998 and 1997                                                               29

         Consolidated Statements of Cash Flows for the years ended December 31,
              1999, 1998 and 1997                                                               30

         Notes to Consolidated Financial Statements                                          31-47

(2)  Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts for the years ended December 31,1999, 1998 and 1997

       Information required by the other schedules has been presented in the Notes to the Consolidated Financial Statements, or such schedule is not applicable and, therefore, has been omitted.

(b)  REPORTS ON FORM 8-K.

   (1) The Registrant filed with the Commission on February 24, 2000 a Form 8-K describing that (1) the Company had entered into an Agrement and Plan of Merger with Liberty Media Corporation and AEG Acquisition, Inc and, (ii) that consummation of the Merger Agreement is conditioned on the tender of at least a majority of the Ascent shares and other customary conditions.

   (2) The Registrant filed with Comission on November 10, 1999 a Form 8-K describing that the Company had amended the Purchase and Sale Agreement dated as of July 27, 1999 (the "Sports Sale Agreement") (the "Third Amendment") to extend the Drop Dead Date, as defined in the Sports
        Sale Agreement, from November 10, 1999 to November 15, 1999.

   (3) The Registrant filed with the Commission on November 1, 1999 a Form 8-K describing the following: (i) the Company had entered into two amendments to the Sports Sale Agreement and, (ii) that, as a result of the second amendment to the Sports Sale Agreement, that certain conditions to the consummation of Company's previously announced Agreement and Plan of Merger (the "Merger Agreement") with AT&T Corp., Ranger Acquisitions Corp. and Liberty Media Corp. ("Liberty") are incapable of being satisfied and that Liberty and the Company have agreed to negotiate through November 30, 1999 toward an amendment to the Merger Agreement.

   (4) The Registrant filed with the Commission on October 21, 1999, a Form 8-K describing the following: (i) The Company had entered into an Agreement and Plan of Merger with Liberty, AT&T Corp. and Ranger Acquisition Corp. ("Merger Sub") whereby Merger Sub would merge with and into the Company with the Company surviving as a wholly owned subsidiary of AT&T and,
        (ii) that consummation of the Merger Agreement is subject to the approval of the Company's shareholder's and appropriate governmental and regulatory authorities.

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

      4.2 Amendment to Rights Agreement dated as of February 22, 2000 between Ascent Entertainment Group, Inc. and the Bank of New York (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 24, 2000).

      4.3 Indenture between the Registrant and The Bank of New York, as Trustee, dated December 22, 1997. (Incorporated by reference from the
      exhibit of the same number to Amendment No. 1 to the   Registrant's
      Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

      4.4 Indenture between the Denver Arena Trust and The Bank of New York, as Indenture Trustee, dated July 29, 1998 (incoroprated by reference to
      Exhibit 4.3 to the 1998 Annual Report).

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

      10.3 Amended and Restated Employment Agreement by and between Ascent Entertainment Group, Inc. and Arthur M. Aaron.*

      10.4 Amended and Restated Employment Agreement by and between Ascent Entertainment Group, Inc. and David A. Holden.*

      10.5   Second Amended and Restated $50,000,000 Credit Agreement dated as
      of December 22, 1997 among the Registrant, the lenders named   therein and
      NationsBank of Texas, N.A., as administrative agent.   (Incorporated by
      reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

      10.6 First Amendment to Second Amended and Restated $50,000,000 Credit Agreement dated as of December 22, 1997 among the Registrant, the lenders named therein and NationsBank of Texas, N.A., as administrative agent, dated July 16, 1998. (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report").

      10.7 Second Amendment to Second Amended and Restated $50,000,000 Credit Agreement dated as of December 22, 1997 among the Registrant, the lenders named therein and NationsBank of Texas, N.A., as administrative agent, dated January 20, 1999. (Incorporated by reference to Exhibit 10.7 to the 1998 Annual Report.

      10.8 $200,000,000 Credit Agreement dated as of November 24, 1997 among On Command Corporation, the lenders named therein and NationsBank of Texas, N.A., as administrative agent. (Incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Registrant's

      Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

      10.9 Employment Agreement by and between Ascent Entertainment Group, Inc. and David B. Ehrlich. *

      10.10 Ascent Entertainment Group, Inc. 1997 Directors and Executives Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.8 to
      the Registrant's Quarterly Report on Form 10-Q for the   quarter ended
      June 30, 1997, Commission File No. 0-27192). *

      10.11  Employment Agreement by and between OCC and Allan Goodson *

      10.12 Agreement and Plan of Merger dated as of February 22, 2000 by and among Ascent Entertainment Group, Inc., Liberty Media Corporation and Liberty AEG Acquisition, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed February 24, 2000).

      10.13 Amendment No. 1 to Employment Agreement between On Command Corporation and Brian A.C. Steel dated December 28, 1998. (Incorporated by reference to Exhibit 10.13 to the 1998 Annual Report) *

      10.14 Sale and Servicing Agreement dated as of July 29, 1998 among Denver Arena Trust and Ascent Arena Company, LLC and The Bank of New York as Indenture Trustee. (Incorporated by reference to Exhibit 10.14 to the 1998 Annual Report)

      10.15 Corporate Agreement dated as of October 8, 1997, between the Registrant and On Command Corporation. (Incorporated by reference to
      Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for   the
      fiscal year ended December 31, 1996.)

      10.16 Master Services Agreement, dated as of August 3, 1993 by and between Marriott International, Inc., Marriott Hotel Services, Inc. and On Command Video. (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (No. 33-98502) filed on November 13, 1995.) (Confidential treatment granted).

      10.17 Ascent Entertainment Group, Inc. 1995 Key Employee Stock Plan. (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K (No. 0-27192) filed March 29, 1996.)*

      10.18 Ascent Entertainment Group, Inc. 1997 Non-Employee Director Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.18 to the 1998 Annual Report) *

      10.19 Agreement for the Purchase and Sale of an Interest in Beacon Communications, LLC dated January 20, 1999. (Incorporated by reference to
      Exhibit 10.21 to the 1998 Annual Report).

      10.20 Employment Agreement between Donald Elliman and Ascent Sports Holdings, Inc. dated January 1, 2000

21   Subsidiaries of Ascent Entertainment Group, Inc.

23.1 Consent of Deloitte & Touche LLP

 *   Compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.


                        ASCENT ENTERTAINMENT GROUP, INC.


                        By:   /s/ Arthur M. Aaron
                              ----------------------------------

                        Arthur M. Aaron
                        Executive Vice President, Business Affairs

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 2000.

       By: /s/ Arthur M. Aaron
           ---------------------------
           Arthur M. Aaron
           Executive Vice President, Business Affairs (Principal Executive Officer)

       By: /s/ David A. Holden
           ---------------------------
           David A. Holden
           Executive Vice President, Finance and Chief Financial Officer (Principal Finance and Accounting Officer)

       By: /s/ Charles M. Lillis
           ---------------------------
           Charles M. Lillis (Director)

       By: /s/ Charles M. Neinas
           ---------------------------
           Charles M. Neinas (Director)

       By: /s/ Paul A. Gould
           ---------------------------
           Paul A. Gould (Director)

       By: /s/ Peter May
           ---------------------------
           Peter May (Director)

ASCENT ENTERTAINMENT GROUP, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (IN THOUSANDS)


                                                       Balance at  Charged    Charged                Balance
                                                       Beginning      To     To other                At end
                                                        Of year    Expenses  Accounts   Deductions   Of Year
                                                       ----------  --------  ---------  -----------  -------

1997:  Allowance for loss on accounts receivable
                                                           $1,958    $1,002   $(1,245)        $(68)   $1,647



1998:  Allowance for loss on accounts receivable
                                                           $1,647    $  982   $(1,119)        $ (9)   $1,501



1999:  Allowance for loss on accounts receivable
                                                           $1,501    $2,087   $  (523)        $  -    $3,065

