Form 10-Q
period 2000-03-31
ASCENT ENTERTAINMENT GROUP INC
filed 2000-05-15
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

                                       or

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from n/a to n/a
                    -----------------------------------------
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

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2000 was 29,755,600 shares.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        ASCENT ENTERTAINMENT GROUP, INC.
           (A MAJORITY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                                       MARCH 31,       DECEMBER 31,
                                                                         2000              1999
                                                                     ------------      ------------
                                                                     (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                       $     49,317      $     60,349
     Receivables, net                                                      40,323            33,492
     Receivable from stockholder (Note 2)                                   3,857                --
     Prepaid expenses and other current assets                              1,131             3,592
     Net assets of discontinued operations (Note 3)                        90,856            82,216
                                                                     ------------      ------------

       Total current assets                                               185,484           179,649
                                                                     ------------      ------------

Property and equipment, net                                               294,732           294,498
Goodwill, net                                                              88,474            90,086
Investments                                                                   364               364
Deferred income taxes                                                       9,320             9,320
Other assets, net                                                           7,283             7,384
                                                                     ------------      ------------

Total Assets                                                         $    585,657      $    581,301
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $     33,141      $     32,038
     Deferred income                                                        2,173               788
     Other taxes payable                                                    5,374             5,476
     Accrued compensation                                                  16,531            10,715
     Income taxes payable                                                   1,670             1,680
     Current portion of capital lease obligations                           1,807             2,533
     Other accrued liabilities                                             25,954            15,140
                                                                     ------------      ------------

       Total current liabilities                                           86,650            68,370
                                                                     ------------      ------------

Long-term debt (Note 4)                                                   352,692           339,922
Obligations under capital leases and other long-term liabilities            1,915             2,082
                                                                     ------------      ------------

Total liabilities                                                         441,257           410,374
                                                                     ------------      ------------

Minority interest                                                          69,931            71,206
Commitments and contingencies (Note 5)                                         --                --

Stockholders' equity:
     Preferred stock, par value $.01 per
       share, 5,000 shares authorized, none
       outstanding                                                             --                --
     Common stock, par value $.01 per share,
       60,000 shares authorized; 29,756
       shares issued and outstanding                                          297               297
Additional paid-in capital                                                307,747           307,873
Accumulated deficit                                                      (233,575)         (208,449)
                                                                     ------------      ------------
       Total stockholders' equity                                          74,469            99,721
                                                                     ------------      ------------

Total Liabilities and Stockholders' Equity                           $    585,657      $    581,301
                                                                     ============      ============

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
           (A MAJORITY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                     2000              1999
                                                                                 ------------      ------------
Revenues                                                                         $     70,036      $     66,328
                                                                                 ------------      ------------

Operating expenses:
     Cost of services                                                                  48,899            45,178
     Depreciation and amortization                                                     20,690            25,250
     General and administrative                                                        16,829             2,982
                                                                                 ------------      ------------

         Total operating expenses                                                      86,418            73,410
                                                                                 ------------      ------------

Loss from continuing operations before interest, taxes and minority interest          (16,382)           (7,082)

Interest and other income, net                                                            890               809
Interest expense                                                                       (8,493)           (6,856)
                                                                                 ------------      ------------

Loss from continuing operations before taxes and minority interest                    (23,985)          (13,129)
Income tax benefit (expense)                                                             (106)              315
                                                                                 ------------      ------------

Loss from continuing operations before minority interest                              (24,091)          (12,814)
Minority interest in loss of subsidiary, net of taxes                                   1,980             2,960
                                                                                 ------------      ------------

Loss from continuing operations                                                       (22,111)           (9,854)

Loss from discontinued operations, net of taxes (Note 3)                               (3,012)           (9,242)
Gain from sale of discontinued operations, net of taxes (Note 3)                           --             3,237
                                                                                 ------------      ------------

Net loss                                                                         $    (25,123)     $    (15,859)
                                                                                 ============      ============


Basic and diluted net loss per common share:
Loss from continuing operations                                                  $       (.74)     $       (.33)
Discontinued operations                                                                  (.10)             (.20)
                                                                                 ------------      ------------

Basic and diluted net loss per share                                             $       (.84)     $       (.53)
                                                                                 ============      ============

Weighted average number of common shares outstanding                                   29,756            29,756
                                                                                 ============      ============


See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
           (A MAJORITY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                              2000              1999
                                                                                          ------------      ------------
Operating activities:
     Net loss                                                                             $    (25,123)     $    (15,859)
     Adjustments to reconcile net loss to net cash provided by continuing operations:
         Loss from discontinued operations, net of gain                                          3,012             6,005
         Depreciation and amortization                                                          20,690            25,250
         Minority interest in losses of subsidiary                                              (1,980)           (2,960)
         Interest accretion on Senior Secured Notes                                              4,770             4,211
         Changes in operating assets and liabilities                                           (12,535)           (4,607)
                                                                                          ------------      ------------

     Net cash provided by operating
       activities of continuing operations                                                     (11,166)           12,040
     Net cash provided by (used in) discontinued operations                                     12,811            (3,119)
                                                                                          ------------      ------------
     Net cash provided by operating activities                                                   1,645             8,921
                                                                                          ------------      ------------

Investing activities:
     Proceeds from sale of Beacon Communications, LLC                                               --            15,893
     Purchase of property and equipment                                                        (19,786)          (20,348)
                                                                                          ------------      ------------

     Net cash used in investing activities                                                     (19,786)           (4,455)
                                                                                          ------------      ------------

Financing activities:
     Proceeds from borrowings under credit facilities                                            8,000             8,000
                                                                                          ------------      ------------
     Payments on obligations under capital lease                                                  (891)               --
                                                                                          ------------      ------------
     Net cash provided by financing activities                                                   7,109             8,000
                                                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents                                           (11,032)           12,466

Cash and cash equivalents, beginning of period                                                  60,349            44,576
                                                                                          ------------      ------------

Cash and cash equivalents, end of period                                                  $     49,317      $     57,042
                                                                                          ============      ============


Supplemental cash flow information:
     Interest paid, net of interest capitalized                                           $      2,002      $      2,551
                                                                                          ============      ============


     Income taxes paid                                                                    $         56      $        152
                                                                                          ============      ============


See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
           (A MAJORITY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             Condensed Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)

                                                  THREE MONTHS ENDED MARCH 31,
                                                     2000              1999
                                                 ------------      ------------
Net loss                                         $    (25,123)     $    (15,859)

Other comprehensive loss:
     Unrealized loss on securities                         --              (119)
     Income tax benefit related
        to other comprehensive income                      --                42
                                                 ------------      ------------

     Other comprehensive loss, net of tax                  --               (77)
                                                 ------------      ------------

Comprehensive loss                               $    (25,123)     $    (15,936)
                                                 ============      ============


See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
           (A MAJORITY- OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 1999 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. The accompanying condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.  ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiary, On Command Corporation ("OCC"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent was merged into Ascent and became an operating division of Ascent on May 30, 1997. Significant intercompany transactions have been eliminated. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center (collectively the "Sports-related businesses"), which the Company has agreed to sell (see Note 3). In addition, discontinued operations also include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999.

     Ascent executed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). As discussed in Notes 1 and 12 to the Company's 1999 Consolidated Financial Statements, Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement in connection with the Distribution. Accordingly, in order to maintain the tax-free status of the Distribution, Ascent is subject to numerous restrictions under the Distribution Agreement, most of which have expired. The most significant restriction still in place is that Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the ruling documents to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution.

     On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer") offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 which expired at midnight on March 27, 2000 whereupon approximately 25.2 million shares of Ascent common stock were validly tendered and not withdrawn pursuant to the Offer. On March 28, 2000, Merger Sub accepted for payment all shares of Ascent common stock tendered, which constitutes approximately 85% of the total outstanding shares of Ascent common stock. Merger Sub purchased such shares at an aggregate purchase price of approximately $385 million with funds contributed to it by Liberty from its cash on hand. Under the terms of the Merger Agreement, Merger Sub will be merged with and into Ascent (the "Merger"). Pursuant to the Merger Agreement, any issued and outstanding shares of Ascent common stock which were not tendered and purchased by Merger Sub pursuant to the Offer will be converted into the right to receive $15.25 per share in cash on the terms and conditions set forth in the Merger Agreement. At the time of the Merger, Ascent will become an indirect, wholly-owned subsidiary of Liberty. The Merger is expected to occur during the second quarter of 2000.

     During the three month period ended March 31, 2000, the Company expensed approximately $8.5 million of costs associated with the Merger Agreement, primarily investment banker and legal costs. In addition, severance costs for employees of the parent company, totalling $3.8 million, were incurred as a result of the change of control of the Company pursuant to the Merger Agreement. While these costs have been accrued as an obligation of the Company, they have been reflected as a cost of the acquisition by Merger Sub and will be reimbursed by Liberty when the Company makes the severance payments. Accordingly, such costs have not been expensed by the Company during the three month period ended March 31, 2000 and the Company has reflected a receivable due from Liberty.

NOTE 3 - DISCONTINUED OPERATIONS:

Beacon - On January 20, 1999, the Company sold 90% of its interest in Beacon to an investor group controlled by Beacon's management and venture capital investors (the "Buyers") pursuant to a Purchase and Sale Agreement (the "Purchase Agreement"). The purchase price for the 90% interest was $19.0 million in cash, net of certain adjustments. At closing, approximately $15.9 million in cash was received. After the sale of the 90% interest, the Company has no future obligations to fund any of Beacon's liabilities or film development or production commitments. The 10% interest in Beacon retained by the Company is subject to purchase and sale options between the Company and the Buyers, at a price proportionate to the purchase price, which the Company intends to exercise in the near future. During the first quarter of 1999, the Company reported a gain of $3.2 million on the sale of 90% of its interest in Beacon.

     During the second and third quarters of 1999, the Company attempted to collect the remaining balance due under the Purchase Agreement of $900,000. In turn, Beacon filed a claim against the Company seeking an adjustment to the purchase price. Pursuant to the Purchase Agreement, any disputes or disagreements among the parties were to be settled pursuant to binding arbitration in the State of California. The arbitration commenced in November 1999 and on February 21, 2000, the arbitrator issued his opinion awarding Beacon approximately $3.5 million which was paid in May of 2000. Accordingly, the Company recorded a $3.5 million expense during the fourth quarter of 1999, resulting in the Company's recognition of a $0.2 million loss (net of the gain recognized during the first quarter of 1999) from the sale of its 90% interest in Beacon. The Company began accounting for Beacon as a discontinued operation as of December 31, 1998.

Sports-related businesses - The Company began accounting for the Sports-related businesses as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issues (EITF) No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." That is, in conjunction with the Company entering into an agreement on April 25, 1999 to sell its Sports-related businesses, the Sports-related businesses met the conditions for classification as discontinued operations contained in EITF 95- 18. While the agreement dated April 25, 1999 was terminated and a subsequent agreement to sell the Sports-related businesses to The Sturm Group was terminated on December 1, 1999 (see Note 3 to the Company's 1999 Consolidated Financial Statements), it continues to be the Company's intent to sell its Sports-related businesses.

     On April 24, 2000, the Company entered into a definitive Purchase and Sale Agreement (the "Sports Sale Agreement") to sell the Sports-related businesses to a group of entities controlled by E. Stanley Kroenke (the "Kroenke entities") for approximately $313.8 million in cash and assumption of approximately $136.2 million in outstanding non-recourse Arena Note obligations, which will remain the obligation of an entity to be acquired by the Kroenke entities (see Note 3 of the Company's 1999 Consolidated Financial Statements), subject to adjustments for working capital related items in an agreed-upon amount of $27.5 million and for an approximate 6.5% interest in the Sports-related businesses to be retained by a wholly-owned subsidiary of Liberty in the agreed-upon amount of approximately $18.7 million.

     Assuming a timely closing, as to which there can be no assurances, the Company expects to report a pre-tax gain, net of transaction costs, of approximately $155.0 million on the sale of the Sports-related businesses in the second quarter of 2000. Transaction costs, including investment banker and attorney fees and expenses and other associated costs of the transaction are estimated to be approximately $3.4 million and will be netted against the proceeds from the transaction for financial reporting purposes.

     The loss from Beacon and the Sports-related businesses, net of tax, for the three months ended March 31, 2000 and 1999 is as follows:

                                                           2000              1999
                                                       ------------      ------------
                                                               (in thousands)
Revenues                                               $     74,081      $     38,611
                                                       ============      ============

Loss from discontinued operations before taxes         $     (3,012)     $    (10,264)
Income tax benefit                                               --             1,022
                                                       ------------      ------------

Loss from discontinued operations                      $     (3,012)     $     (9,242)
                                                       ============      ============

     The net assets of the discontinued operations included in the condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999, consist of the following:

                                                                    MARCH 31,       DECEMBER 31,
                                                                      2000              1999
                                                                  ------------      ------------
                                                                          (in thousands)
Current Assets                                                    $     31,284      $     61,997
Property and equipment, net                                            194,312           194,823
Restricted cash held in trust                                           13,512            30,915
Franchise rights, net                                                   86,541            87,745
Other assets                                                            23,813            21,685
Current liabilities, including current portion of Arena notes          (97,388)         (154,680)
Long-term portion of non-recourse Arena notes                         (126,685)         (126,685)
Other long term liabilities                                            (34,533)          (33,584)
                                                                  ------------      ------------

Net assets of discontinued operations                             $     90,856      $     82,216
                                                                  ============      ============

4.  LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2000 and December 31, 1999:

                                                   MARCH 31,       DECEMBER 31,
                                                     2000             1999
                                                 ------------     ------------
                                                       (in thousands)
Senior Secured Discount Notes, 11.875%, due
     2004, net of unamortized discount of
     $60,308 and $65,078                         $    164,692     $    159,922
OCC Credit Facility, variable rate, due 2002          188,000          180,000
                                                 ------------     ------------

Total Long Term Debt                             $    352,692     $    339,922
                                                 ============     ============

     Bank Credit Facilities - The Company and OCC have separate bank credit facilities. The Ascent credit facility provides for borrowings up to $39.4 million through June 2000. The available borrowings will be permanently reduced thereafter in varying amounts through 2002 when the Ascent credit facility will terminate. The OCC credit facility provides for borrowings up to $200.0 million, matures in 2002 and, subject to certain conditions, can be renewed for an additional two years. Based on borrowings outstanding at March 31, 2000, OCC had access to $12.0 million of long-term financing under the OCC credit facility subject to certain covenant restrictions (see Note 6 of the Company's 1999 Consolidated Financial Statements). At March 31, 2000, the Company had no outstanding borrowings under the Ascent credit facility.

     The transactions involving Liberty (see Note 2) resulted in the termination of the Ascent Credit Facility due to the change of control. The Company intends to negotiate with the lenders under the Ascent Credit Facility, including a possible reinstatement of such facility or a replacement of such facility with a short-term facility.

     Senior Notes - As a result of the acquisition by Liberty of 85% of the Company's stock, which constituted a change in control under the terms of the Senior Notes, the Company is required to offer to redeem the Senior Notes at 101% of their accreted value within 60 to 90 days after such change in control. On April 27, 2000, the Company notified the registered holders of the Senior Notes of its offer to purchase the Senior Notes pursuant to the terms of the Indenture (the "Purchase Right Notice"). The Purchase Right Notice provides that the Company will pay a cash purchase price for the Senior Notes equal to 101% of the accreted value on the date of purchase. Pursuant to the Purchase Right Notice, the noteholders have until May 30, 2000 to tender their notes, unless the offer is extended.

5. CONTINGENCIES

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

     In September 1998, On Command Video Corporation, a wholly owned subsidiary of OCC ("OCV") filed suit against MagiNet Corporation ("MagiNet"), alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV and OCC, alleging that OCV breached the license agreement, and alleging various torts by OCV and OCC in their respective relationships with MagiNet. While the outcome of MagiNet's counterclaim cannot be predicted with certainty, the Company intends to defend itself vigorously and expects that any liability, to the extent not provided by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

    In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in June 1999 in the Delaware Court of Chancery. These proposed class actions asserted that the Company's agreement to sell the Company's Sports-related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3 of Notes to Condensed Consolidated Financial Statements). On June 23, 1999, the Company, the director defendants and the Laurie-controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new process in which the Company would solicit additional offers for the purchase of the Sports-related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the Sports-related businesses to The Sturm Group. The settlement of the Shareholder lawsuits is subject to the approval of the Delaware Court of Chancery after a hearing that is anticipated to occur after the closing of the sale of the Sports-related businesses during the second quarter of 2000. If approved by the Court, the settlement would result in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the payment by the Company of plaintiff attorney fees and expenses in an amount to be approved by the Court. During the three month period ended March 31, 2000, the Company accrued $3.0 million of costs in conjunction with the contemplated settlement of the Shareholder lawsuits.

     The Company is a party to certain additional legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations. In connection with its ownership of the Nuggets and the Avalanche, the Company is a defendant along with other National Basketball Association ("NBA") and National Hockey League ("NHL") owners in various lawsuits incidental to the operations of the two professional sports leagues. The Company will generally be liable, jointly and severally, with all other owners of the NBA or NHL, as the case may be, for the costs of defending such lawsuits and any liabilities of the NBA or NHL which might result from such lawsuits. The Company does not believe that any such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations. The Nuggets, along with three other teams, have also agreed to indemnify the NBA, its member teams and other related parties against certain American Basketball Association ("ABA") related obligations and litigation, including costs to defend such actions. Management of Ascent believes that the ultimate disposition and the costs of defending these or any other incidental NBA or NHL legal matters or of reimbursing related costs, if any, will not have a material adverse effect on the financial statements of the Company.

6.  SEGMENT OPERATING RESULTS

As discussed in Note 11 to the Company's 1999 Consolidated Financial Statements, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1999. In accordance with SFAS No. 131, the Company classified its businesses into 3 reporting segments: multimedia distribution, network services and entertainment. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of ANS and the video distribution services it provides to the NBC television network and other private networks. The Company's former entertainment segment (see Note 2 of Notes to Condensed Consolidated Financial Statements) included the Denver Nuggets, the Colorado Avalanche and the Arena Company. Results by segment are as follows:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                   2000              1999
                                                               ------------      ------------
INCOME STATEMENT DATA:                                               (dollars in millions)
Revenues:
     Multimedia Distribution                                   $       64.9      $       61.2
     Network Services                                                   5.1               5.1
                                                               ------------      ------------

         Total revenues                                        $       70.0      $       66.3
                                                               ============      ============

Operating income (loss):
     Multimedia Distribution                                   $       (1.2)     $       (5.1)
     Network Services                                                   2.2               1.0
     Corporate                                                        (17.4)             (3.0)
                                                               ------------      ------------

         Total operating loss                                  $      (16.4)     $       (7.1)
                                                               ============      ============

OTHER DATA:

EBITDA (1):
     Multimedia Distribution                                   $       18.6      $       18.2
     Network Services                                                   2.5               3.0
     General & Administrative                                         (16.8)             (3.0)
                                                               ------------      ------------

         Total EBITDA                                                   4.3              18.2
                                                               ------------      ------------

     Less reconciling item - depreciation and amortization             20.7              25.3
                                                               ------------      ------------

     Total operating loss                                      $      (16.4)     $       (7.1)
                                                               ============      ============

Capital Expenditures:
     Multimedia Distribution                                   $       19.6      $       20.2
     Network Services                                                    .2                .1
                                                               ------------      ------------

         Total Capital Expenditures                            $       19.8      $       20.3
                                                               ============      ============

                                                          THREE MONTHS ENDED MARCH 31,
                                                             2000             1999
                                                         ------------     ------------
Room Data (Relates only to Multimedia Distribution):
       Number of Guest-Pay rooms (at end of period):
       On-Demand                                              893,000          842,000
       Schedule only                                           65,000           92,000
                                                         ------------     ------------

         Total Guest-Pay rooms                                958,000          934,000
                                                         ============     ============

(1) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization, other income (expense) and non-cash charges related to stock based compensation. The most significant difference between EBITDA and cash provided from operating activities is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's continuing growth. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Item 2 under Liquidity and Capital Resources. See the Company's 1999 Consolidated Financial Statements and the Notes thereto. The Company's method for calculating EBITDA may be different than other companies.

7.      NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for the Company's fiscal year ending December 31, 2000. The Company does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

     Certain of the statements in this report are forward-looking and relate to anticipated future events and operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the Company has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results. Accordingly, the following should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) included in this filing, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1999 Annual Report on Form 10-K, as previously filed with the Commission.

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

ANALYSIS OF OPERATIONS

     The Company's continuing operations are comprised of the results of On Command Corporation, Ascent Network Services and the parent company, Ascent Entertainment Group, Inc. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and the Arena Company which the Company has announced an agreement to sell (see Note 3 of Notes to the Condensed Consolidated Financial Statements). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon, in which a 90% interest was sold on January 20, 1999.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Continuing Operations

     Revenues for the first quarter of 2000 were $70.0 million, an increase of $3.7 million or 5.6%, as compared to $66.3 million in revenues for the first quarter of 1999. This increase is attributable to a $3.7 million increase in revenues at OCC within the Multimedia Distribution segment. The increase in revenues at OCC is primarily attributable to higher total rooms being served during the period, and a higher percentage of total rooms being served by higher revenue producing on-demand equipment in the first quarter of 2000, as compared to the same period of 1999. In addition, OCC's revenues increased due to strong buy rates for feature movies during the quarter, reduced movie denial rates, as well as increasing Internet, game and free-to-guest revenues.

     Cost of services for the first quarter of 2000 were $48.9 million, an increase of $3.7 million or 8.2%, compared to $45.2 million in the first quarter of 1999. Cost of services at OCC increased by $3.4 million. This increase in costs at OCC is due to increased direct costs associated with the increase in movie revenues at OCC (primarily studio royalties, hotel commissions and free-to-guest expenses) partially offset by reduced operating expenses.

     Depreciation and amortization for the first quarter of 2000 was $20.7 million, a decrease of $4.5 million or 17.8%, compared to $25.2 million in the first quarter of 1999. This decrease occurred primarily due to the expiration of depreciation costs for certain video systems assets acquired during the 1996 merger between Spectravision and OCC, which were fully depreciated at the end of 1999. In addition, depreciation and amortization expense at ANS decreased by $1.5 million during the first quarter of 2000 as compared to the same period last year. ANS depreciated the equipment relating to the network distribution system over the term of the original agreement with NBC, which expired in December 1999. Accordingly, depreciation expense relating to such equipment has decreased, as such equipment was fully depreciated as of December 31, 1999.

     General and administrative expenses, which include only those costs incurred by the parent company, were $16.8 million for the first quarter of 2000, an increase of $13.8 million, as compared to $3.0 million for the first quarter of 1999. This increase primarily reflects the expense recognized during the first quarter of 1999 for the Company's stock appreciation rights and costs relating to the Merger Agreement with Liberty. Specifically, $3.6 million of expense was recognized for the Company's stock appreciation rights due to increases in the Company's stock price, $8.5 million of expenses were recognized in connection with the Company's Merger Agreement with Liberty, primarily investment banker and legal costs, and an additional $3.0 million of costs were accrued in conjunction with the contemplated settlement of the Shareholder lawsuits (see Note 5 of Notes to Condensed Consolidated Financial Statements).

     Other income increased by $.1 million in the first quarter of 2000 as compared to the same period last year. This increase is primarily attributable to an increase in interest income recognized on the Company's cash and cash equivalent balances.

     Interest expense increased $1.6 million in the first quarter of 2000 as compared to the first quarter of 1999. This increase is attributable to additional borrowings incurred during 2000 combined with an increase in borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's 11.875% Senior Secured Discount Notes issued in December 1997 (the "Senior Notes").

     The Company recorded an income tax expense from continuing operations of $.1 million during the first quarter of 2000 as compared to a $.3 million income tax benefit from continuing operations during the first quarter of 1999. The decline in the Company's effective tax benefit during the first quarter of 2000 is due to the Company's inability to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

     Minority interest in loss of subsidiary reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations

     The combined loss from discontinued operations totaled $3.0 million during the first quarter of 2000 as compared to a loss of $9.2 million during the first quarter of 1999. The decreased loss is primarily due to the improvement in the operations of the Colorado Avalanche and the Arena Company, partially offset by the operations of the Nuggets. The improvement in operating results for the Avalanche during 2000 is attributable to an increase in revenues from more home games and an incremental increase in attendance, which has resulted in increased ticket and ancillary sales revenues (parking and concessions). The Arena Company's improved financial results are due principally to the Arena Company being an operating entity during the first quarter of 2000 as compared to being under construction during the comparable period in 1999. While revenues for the Nuggets increased during the first quarter of 2000 as compared to 1999, operating expenses (primarily player salaries) significantly increased during this same period.

     The $3.2 million gain from sale of discontinued operations, net of taxes, during the first quarter of 1999 reflects the gain from the sale of the Company's 90% interest in Beacon. As discussed in Note 3 to the Condensed Consolidated Financial Statements, this gain was reduced during the fourth quarter of 1999 when an arbitrator awarded Beacon a $3.5 million purchase price adjustment.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $11.0 million since December 31, 1999 to $49.3 million at March 31, 2000. The primary sources of cash during the first quarter were cash from continuing operating activities of $1.6 million and borrowings under the OCC Credit Facility of $8.0 million. Cash was expended primarily for property and equipment at OCC, specifically $19.6 million of capital expenditures were incurred at OCC to support continued hotel installations with the OCX and OCV systems, conversions of SpectraVision systems and fixed asset purchases.

    Long-term debt totaled $352.7 million at March 31, 2000 as compared to $339.9 million at December 31, 1999. The increase in long-term debt is attributable to additional borrowings of $8.0 million under the OCC Credit Facility and the accretion of interest on the Company's Senior Notes. The Arena Revenue Backed Notes of $136.2 million (the "Arena Notes") which were issued by the Arena Company's beneficially owned trust are classified in the Company's consolidated balance sheet in the net assets of discontinued operations. The Arena Notes are non-recourse to the Arena Company but the Arena Company is obligated to the noteholders to operate the Pepsi Center in a first-class manner, as defined. In connection with the pending sale of the Sports-related businesses (see Note 3 of Notes to Condensed Consolidated

Financial Statements), the Arena Notes will remain the obligation of an entity to be acquired by the Kroenke entities. Based on borrowings at March 31, 2000, OCC had access to $12 million of long-term financing under its credit facility, subject to certain covenant restrictions, (see Note 4 of the Company's Condensed Consolidated Financial Statements.)

    The Company's cash requirements through the remainder of 2000 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the operating requirements of Ascent and its subsidiaries, (iii) the payment of interest under the OCC Credit Facility and the Ascent Credit Facility, if such facility is utilized, (iv) the payment of transaction costs relating to the Liberty merger and the pending sale of the Sports-related businesses and (v) the redemption, if any, of the Company's Senior Notes at the election of the noteholders pursuant to the Purchase Right Notice dated April 27, 2000. The Company anticipates capital expenditures in connection with the continued installation and conversion by OCC of on-demand service will be approximately $70.0 to $90.0 million through the remainder of 2000. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and borrowings under the OCC Credit Facility. On Command expects that the available cash, cash flows from operations and funds currently available under the OCC Credit Facility will be sufficient to finance its expected investment in in-room video systems through at least the second quarter of 2000. Management of On Command expects to need additional financing in 2000 and is currently considering financing alternatives, including obtaining additional financing. If OCC is unable to raise additional financing, OCC would need to reduce its capital spending well below the levels stated above during fiscal 2000, which would have an adverse impact on OCC. Management of the Company believes that the available cash, cash flows from operating activities, and proceeds from the sale of the Company's Sports-related businesses (see Note 6 of the Company's 1999 Notes to Consolidated Financial Statements) will be sufficient for the Company, the Sports-related businesses and its Ascent Network Services division to satisfy their capital expenditure and finance working capital requirements during 2000. Pursuant to the terms of the Senior Notes and as a result of the acquisition by Liberty of an 85% interest in the Company, the Company has offered to redeem the Senior Notes at 101% of their accreted value as of May 31, 2000 (see Note 4 of Notes to Condensed Consolidated Financial Statements). Assuming the consummation of the sale of the Sports-related businesses, appropriate reserves for cash adjustments relating to Nuggets, Avalanche, and the Arena upcoming 1999/2000 playing seasons, the Company anticipates net cash proceeds of approximately $267.6 million, subject to closing adjustments. Under the terms of Ascent's outstanding Senior Notes, to the extent that within one year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. In addition, the transactions involving Liberty resulted in the termination of the Ascent Credit Facility. The Company intends to negotiate with the lenders under the Ascent Credit Facility regarding a possible reinstatement of such facility or a replacement of such facility with a short-term facility. The consummation of the merger required by the Merger Agreement with Liberty will result in an event of default under the Senior Notes. The Company intends to seek an amendment to, or consent under, the indenture for the Senior Notes, or take other action that would eliminate any adverse effects, if any, of such a default.

    No cash interest is payable on the Senior Notes until June 2003. Thereafter, the Company's ability to pay interest on the Senior Notes and to satisfy its other debt obligations will depend upon the future performance of the Company and, in particular, on the successful implementation of OCC's strategy, including the installation of OCX systems and the upgrade and expansion of OCC's technology and service offerings, OCC's ability to obtain additional financing and the conversion of the hotel rooms acquired in the acquisition of SpectraVision, to OCC's on-demand technology. In addition, the Company's future performance would also be dependent on the proceeds from the sale of the Sports-related businesses, if consummated, and the ability to attain significant and sustained growth in the Company's cash flow. There can be no assurance that OCC will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its long-term debt service obligations and working capital requirements. Should the sale of the Company's Sports-related businesses not be consummated, it is the Company's current expectation with respect to its existing businesses, that it would not have cash flows after capital expenditures sufficient to repay all of the Senior Notes at maturity and, accordingly, it may have to refinance the Senior Notes at or before their maturity. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to sell assets.

INFLATION

    Inflation has not significantly impacted the Company's financial position or operations.

INFORMATION SYSTEMS AND THE YEAR 2000

    The Company and its subsidiaries had developed formal plans to identify, evaluate and implement changes to its computer systems as necessary to address the Year 2000 issue. Through the date of this report, there have been no adverse effects on the Company's business, results of operations or financial condition as a result of Year 2000 problems with its computer systems and operations. In addition, the Company has not encountered any Year 2000 problems with any of its vendors or customers. Although the Company has made reasonable efforts to identify and protect itself with respect to external Year 2000 problems, there can be no assurance that the Company will not be affected by such problems. The Company will consider the necessity of implementing a formal contingency plan to mitigate any adverse effects associated with the Year 2000 issue, should any arise.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio, including restricted investments, and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy and debt restrictions, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk and market risk.

    The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At March 31, 2000, the weighted average interest rate on the Company's cash and cash equivalent balance of $49.3 million was 6.05% consisting of fixed rate short-term investments.

    The Company does have cash flow exposure due to rate changes for portions of its debt obligations. Specifically, no cash flow exposure exists on the Company's Senior Notes as they represent fixed-rate obligations. (See Note 4 to the Condensed Consolidated Financial Statements). However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios at OCC. At March 31, 2000, OCC had $188.0 million outstanding, under the OCC Credit Facility and the weighted average interest rate on the OCC Credit Facility was 6.7%. Assuming no increase or decrease in the amount outstanding a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $1.4 million for the remaining nine-months of 2000.

    Foreign Currency Risk. The Company, through OCC, transacts business in various foreign currencies, primarily in Canada, Asia and in certain European countries. The Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations continue to grow, the Company will consider using foreign currency contracts, swap arrangements, or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.


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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

           (A) Exhibit

                 No. 27.0 Financial Data Schedule

           (B) Reports on Form 8-K:

                 1.) The Registrant filed with the Commission on February 24, 2000 a Form 8-K describing that (i) the Company had entered into an Agreement and Plan of Merger with Liberty Media Corporation and AEG Acquisition, Inc. and, (ii) that the consummation of the tender offer for Ascent's common stock provided for by the Merger Agreement would be conditioned on the tender of at least a majority of the Ascent shares and other customary conditions.

                 2.) The Registrant filed with the Commission on April 12, 2000, a Form 8-K describing that (i) the cash Tender Offer of Liberty Media Corporation had expired and that approximately 85% of Ascent's common stock had been purchased by AEG Acquisition, Inc. and (ii) that a new Ascent board has been appointed, consisting entirely of Liberty Media Corporation appointees.

                 3.) The Registrant filed with the Commission on April 26, 2000 a Form 8-K describing the dismissal of Deloitte & Touche, LLP as its independent public accountant and the engagement of KPMG, LLP as its independent public accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Ascent Entertainment Group, Inc.


By:   /s/ David A. Holden
   -----------------------------------------
      David A. Holden
      Executive Vice President of Finance
        and Chief Financial Officer
      (Principal Accounting Officer)

Date: May 15, 2000

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                       Financial Data Schedule