Form 10-Q
period 2000-06-30
ASCENT ENTERTAINMENT GROUP INC
filed 2000-08-14
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

                                       or

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from n/a to n/a

                                   ----------

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

                            9197 South Peoria Street
                            Englewood, Colorado 80112
                     (Address of principal executive office)

                                 (720) 875-5400
              (Registrant's telephone number, including area code)

                            9197 South Peoria Street
                               Englewood, CO 80112
                 (Former address of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No   X(*)
                                       ---      ---

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000 was 1,000 shares.


(*) The Registrant filed a Form 15 with the Securities and Exchange Commission on June 8, 2000 and is no longer subject to such filing requirements. This filing is being made in accordance with the requirements of the Registrant's Indenture for its 11.875% Senior Secured Notes.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                                          JUNE 30,       DECEMBER 31,
                                                                            2000             1999
                                                                        ------------    --------------
                                                                        (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                          $     33,247    $       60,349
     Receivables, net                                                         36,847            33,492
     Receivable from stockholder (Note 2)                                      1,946                --
     Prepaid expenses and other current assets                                 1,856             3,592
     Net assets of discontinued operations (Note 3)                           97,499            82,216
                                                                        ------------    --------------

       Total current assets                                                  171,395           179,649
                                                                        ------------    --------------

Property and equipment, net                                                  307,136           294,498
Goodwill, net                                                                 86,878            90,086
Investments (Note 4)                                                           2,364               364
Deferred income taxes                                                          9,766             9,320
Other assets, net                                                              6,725             7,384
                                                                        ------------    --------------

Total Assets                                                            $    584,264    $      581,301
                                                                        ============    ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                   $     32,784    $       32,038
     Deferred income                                                           2,142               788
     Other taxes payable                                                       6,179             5,476
     Accrued compensation                                                      9,734            10,715
     Income taxes payable                                                      1,783             1,680
     Current portion of capital lease obligations                                986             2,533
     Other accrued liabilities                                                14,817            15,140
                                                                        ------------    --------------

       Total current liabilities                                              68,425            68,370
                                                                        ------------    --------------

Long-term debt (Note 5)                                                      374,201           339,922
Obligations under capital leases and other long-term
liabilities                                                                    2,043             2,082
                                                                        ------------    --------------

Total liabilities                                                            444,669           410,374
                                                                        ------------    --------------

Minority interest                                                             66,724            71,206
Commitments and contingencies (Note 6)                                            --                --

Stockholder's equity (Note 2):
     Preferred stock, par value $.01 per
       share, 5,000 shares authorized and none
       outstanding at December 31, 1999 and
       none authorized at June 30, 2000                                           --                --
     Common stock, par value $.01 per share,
       60,000,000 shares authorized, 29,756,000
       shares issued and outstanding at December
       31, 1999; 50,000 shares authorized, and 1,000
       shares issued and outstanding at June 30, 2000                              1               297
Additional paid-in capital                                                   307,665           307,873
Accumulated deficit                                                         (234,795)         (208,449)
                                                                        ------------    --------------
       Total stockholder's equity                                             72,871            99,721
                                                                        ------------    --------------

Total Liabilities and Stockholder's Equity                              $    584,264    $      581,301
                                                                        ============    ==============

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
         (In thousands, except per share amounts and shares outstanding)

                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     2000              1999             2000             1999
                                                 -------------    -------------    -------------    -------------
Revenues                                         $      71,325    $      68,268    $     141,361    $     134,596
                                                 -------------    -------------    -------------    -------------

Operating expenses:
     Cost of services                                   49,582           46,854           98,481           92,032
     Depreciation and amortization                      23,190           26,778           43,880           52,028
     General and administrative                            939            4,927           17,768            7,909
                                                 -------------    -------------    -------------    -------------
         Total operating expenses                       73,711           78,559          160,129          151,969
                                                 -------------    -------------    -------------    -------------

Loss from continuing operations before
   interest, taxes and minority interest                (2,386)         (10,291)         (18,768)         (17,373)

Interest and other income, net                             641            2,670            1,531            3,479
Interest expense                                        (8,407)          (7,095)         (16,900)         (13,950)
                                                 -------------    -------------    -------------    -------------

Loss from continuing operations before taxes
   and minority interest                               (10,152)         (14,716)         (34,137)         (27,844)

Income tax benefit (expense)                              (756)             988             (862)           1,303
                                                 -------------    -------------    -------------    -------------

Loss from continuing operations before
   minority interest                                   (10,908)         (13,728)         (34,999)         (26,541)
Minority interest in loss of subsidiary, net
of taxes                                                 3,042            3,652            5,022            6,612
                                                 -------------    -------------    -------------    -------------


Loss from continuing operations                         (7,866)         (10,076)         (29,977)         (19,929)

Income (loss) from discontinued operations,
   net of taxes (Note 3)                                 6,643              225            3,631           (9,017)
Gain from sale of discontinued operations,
   net of taxes (Note 3)                                    --               --               --            3,237
                                                 -------------    -------------    -------------    -------------

Net loss                                         $      (1,223)   $      (9,851)   $     (26,346)   $     (25,709)
                                                 =============    =============    =============    =============

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                  2000              1999
                                                                             --------------    --------------
Operating activities:
     Net loss                                                                $      (26,346)   $      (25,709)
     Adjustments to reconcile net loss to net cash provided by continuing operations:
         (Gain) loss from discontinued operations, net                               (3,631)            5,780
         Depreciation and amortization                                               43,880            52,028
         Minority interest in losses of subsidiary                                   (5,022)           (6,612)
         Interest accretion on Senior Secured Notes                                   9,283             8,463
         Changes in operating assets and liabilities                                    (94)           (5,199)
                                                                             --------------    --------------

     Net cash provided by operating
       activities of continuing operations                                           18,070            28,751
     Net cash provided by (used in) discontinued operations                         (12,863)            7,884
                                                                             --------------    --------------
     Net cash provided by operating activities                                        5,207            36,635
                                                                             --------------    --------------

Investing activities:
     Proceeds from sale of Beacon Communications, LLC                                    --            15,893
     Purchase of property and equipment                                             (53,744)          (40,858)
     Payments on notes receivable                                                        --             1,322
     Proceeds from sale of investments                                                   --             1,758
     Joint venture investment                                                        (2,000)               --
                                                                             --------------    --------------

     Net cash used in investing activities                                          (55,744)          (21,885)
                                                                             --------------    --------------

Financing activities:
     Proceeds from borrowings under credit facilities                                25,000            10,000
     Payments on obligations under capital lease                                     (1,565)               --
                                                                             --------------    --------------
     Net cash provided by financing activities                                       23,435            10,000
                                                                             --------------    --------------

Net increase (decrease) in cash and cash equivalents                                (27,102)           24,750

Cash and cash equivalents, beginning of period                                       60,349            44,576
                                                                             --------------    --------------

Cash and cash equivalents, end of period                                     $       33,247    $       69,326
                                                                             ==============    ==============

Supplemental cash flow information:
     Interest paid, net of interest capitalized                              $        6,633    $        5,072
                                                                             ==============    ==============

     Income taxes paid                                                       $          374    $          308
                                                                             ==============    ==============


See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             Condensed Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)

                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    2000              1999              2000              1999
                                               --------------    --------------    --------------    --------------
   Net loss                                    $       (1,223)   $       (9,851)   $      (26,346)   $      (25,709)

   Other comprehensive loss:
        Unrealized loss on securities                      --            (1,024)               --            (1,143)
        Income tax benefit related
           to other comprehensive income                   --               358                --               400
                                               --------------    --------------    --------------    --------------

        Other comprehensive loss, net of tax               --              (666)               --              (743)
                                               --------------    --------------    --------------    --------------

   Comprehensive loss                          $       (1,223)   $      (10,517)   $      (26,346)   $      (26,452)
                                               ==============    ==============    ==============    ==============

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

2. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiary, On Command Corporation ("OCC"). Ascent Network Services, Inc. ("ANS"), formerly a wholly owned subsidiary of Ascent was merged into Ascent and became an operating division of Ascent on May 30, 1997. Significant intercompany transactions have been eliminated. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center (collectively the "Sports-related businesses"), which the Company sold on July 6, 2000 (see Note 3). In addition, discontinued operations also include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999 and the remaining 10% was sold on July 3, 2000 (see Note 3).

    Ascent completed an initial public offering (the "Offering") of its common stock on December 18, 1995. Prior to the Offering, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). As discussed in Notes 1 and 12 to the Company's 1999 Consolidated Financial Statements, Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement in connection with the Distribution. Accordingly, in order to maintain the tax-free status of the Distribution, Ascent is subject to numerous restrictions under the Distribution Agreement, most of which have expired. The most significant restriction still in place is that Ascent shall not take any action, nor fail or omit to take any action, that would cause the Distribution to be taxable or cause any representation made in the ruling documents to be untrue in a manner which would have an adverse effect on the tax-free status of the Distribution.

    On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer"), offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 which expired at midnight on March 27, 2000 whereupon approximately 25.2 million shares of Ascent common stock were validly tendered and not withdrawn pursuant to the Offer. On March 28, 2000, Merger Sub accepted for payment all shares of Ascent common stock tendered, which constituted approximately 85% of the total outstanding shares of Ascent common stock. Merger Sub purchased such shares at an aggregate purchase price of approximately $385 million with funds contributed to it by Liberty from its cash on hand. Under the terms of the Merger Agreement, Merger Sub was merged with and into Ascent (the "Merger"). The Merger occurred on June 8, 2000. At the time of the Merger, Ascent became an indirect, wholly-owned subsidiary of Liberty and all outstanding shares not owned by Liberty with respect to which appraisal rights were not properly exercised were converted into the right to receive $15.25 per share in cash on the terms and conditions set forth in the Merger Agreement. Pursuant to the Merger, the charter of Merger Sub immediately prior to the Merger became the charter of the Company effective upon the Merger, each outstanding share of the Company's common stock held by Liberty or Merger Sub was canceled and each outstanding share of common stock of Merger Sub was converted into a share of Common Stock of the Company. There were 1,000 shares of Common Stock of the Company outstanding, all of which were held indirectly by Liberty.

    In connection with this Merger, Liberty elected to not push down the purchase consideration due to the Company's outstanding Senior Secured Notes.

    As a result of the Company becoming a member of Liberty's consolidated tax group for federal income tax purposes, the Company and Liberty will enter into a Tax Sharing Agreement. Until such time, Ascent will calculate its tax provision as if prepared on a separate return basis. Pursuant to a proposed Tax Sharing Agreement, taxes payable or receivable with respect to periods after the Merger will be reflected in the receivable due from (to) Liberty and settled annually.

    During the three month period ended March 31, 2000, the Company expensed approximately $8.5 million of costs associated with the Merger Agreement, primarily investment banker and legal costs. In addition, severance costs for employees of the parent company, totaling $3.8 million, were incurred as a result of the change of control of the Company pursuant to the Merger Agreement. While these costs have been accrued as an obligation of the Company, they have been recorded as a receivable, to be reimbursed by Liberty when the Company makes the severance payments. Accordingly, such costs have not been expensed by the Company during the three or six month periods ended March 31, 2000 and June 30, 2000 respectively, and the Company has reflected a receivable due from Liberty.

NOTE 3 - DISCONTINUED OPERATIONS:

    Beacon - On January 20, 1999, the Company sold 90% of its interest in Beacon to an investor group controlled by Beacon's management and venture capital investors (the "Buyers") pursuant to a Purchase and Sale Agreement (the "Purchase Agreement"). The purchase price for the 90% interest was $19.0 million in cash, net of certain adjustments. At closing, approximately $15.9 million in cash was received. After the sale of the 90% interest, the Company had no future obligations to fund any of Beacon's liabilities or film development or production commitments. During the first quarter of 1999, the Company reported a gain of $3.2 million on the sale of 90% of its interest in Beacon. The Company began accounting for Beacon as a discontinued operation as of December 31, 1998.

    During the second and third quarters of 1999, the Company attempted to collect the remaining balance due under the Purchase Agreement of $900,000. Beacon filed a claim against the Company seeking an adjustment to the purchase price. Pursuant to the Purchase Agreement, any disputes or disagreements among the parties were to be settled pursuant to binding arbitration in the State of California. The arbitration commenced in November 1999 and on February 21, 2000, the arbitrator issued his opinion awarding Beacon approximately $3.5 million which was paid in May of 2000. Accordingly, the Company recorded a $3.5 million loss during the fourth quarter of 1999, resulting in the recognition of a $0.2 million loss (net of the gain recognized during the first quarter of 1999) from the sale of its 90% interest in Beacon during fiscal 1999.

    In July 2000, the Company exercised its option pursuant to an Option Agreement to require the Buyers to purchase Ascent's remaining 10% interest in Beacon. Subsequently, on July 3, 2000, the Company received $2.1 million in cash in accordance with the terms of the Option Agreement and assigned its interest in Beacon to the buyers. The Company will recognize a gain of approximately $2.1 million during the third quarter of 2000 in connection with the sale of its interest in Beacon.

    Sports-related businesses - The Company began accounting for the Sports-related businesses as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issues (EITF) No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." That is, in conjunction with the Company entering into an agreement on April 25, 1999 to sell its Sports-related businesses, the Sports-related businesses met the conditions for classification as discontinued operations contained in EITF 95- 18. While the agreement dated April 25, 1999 was terminated and a subsequent agreement to sell the Sports-related businesses to The Sturm Group was terminated on December 1, 1999 (see Note 3 to the Company's 1999 Consolidated Financial Statements), it continued to be the Company's intent to sell its Sports-related businesses.

    On April 24, 2000, the Company entered into a definitive Purchase and Sale Agreement (the "Sports Sale Agreement") to sell the Sports-related businesses to a group of entities controlled by E. Stanley Kroenke (the "Kroenke entities"). On July 6, 2000, the Company consummated the sale of its Sports-related businesses to the Kroenke entities for approximately $267.7 million in net cash proceeds. In addition, the Kroenke entities assumed approximately $136.2 million in outstanding nonrecourse Arena Note obligations. An indirect wholly-owned subsidiary of Liberty retained an approximate 6.5% interest in the Sports-related businesses, with an agreed upon valuation of approximately $18.7 million.

    In the third quarter of 2000, Ascent expects to report a pre-tax gain, net of transaction costs, of approximately $146.0 million on the sale of the Sports-related businesses. Transaction costs, including investment banker and attorney fees and expenses and other associated costs of the transaction are estimated to be approximately $3.7 million and will be netted against the gain from the transaction for financial reporting purposes.

    The loss from the Sports-related businesses, net of tax, for the three-month and six-month periods ending March 31, 2000 and 1999 is as follows:

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          MARCH 31                   JUNE 30
                                                 -------------------------    -------------------------
                                                     2000         1999            2000          1999
                                                 -----------   -----------    -----------   -----------
                                                      (IN THOUSANDS)
Revenues                                         $    42,968   $    26,102    $   117,050   $    64,713
                                                 ===========   ===========    ===========   ===========

Income (loss) from discontinued operations
  before taxes                                   $     6,643   $      (245)   $     3,631   $   (10,509)
Income tax benefit                                        --           470             --         1,492
                                                 -----------   -----------    -----------   -----------

Income (loss) from discontinued operations       $     6,643   $       225    $     3,631   $    (9,017)
                                                 ===========   ===========    ===========   ===========

    The net assets of the discontinued operations included in the condensed consolidated balance sheets as of June 30, 2000 and December 31, 1999, consist of the following:

                                                         JUNE 30,     DECEMBER 31,
                                                           2000          1999
                                                        ---------    --------------
                                                             (IN THOUSANDS)
Current assets                                          $  45,494    $       61,997
Property and equipment, net                               190,475           194,823
Restricted cash held in trust                              10,676            30,915
Franchise rights, net                                      85,337            87,745
Other assets                                               23,725            21,685
Current liabilities, including current portion of         (99,474)         (154,680)
Arena notes
Long-term portion of non-recourse Arena notes            (126,685)         (126,685)
Other long term liabilities                               (32,049)          (33,584)
                                                        ---------    --------------

Net assets of discontinued operations                   $  97,499    $       82,216
                                                        =========    ==============

4. INVESTMENT IN CORPORATE JOINT VENTURE

    On June 29, 2000, OCC and an unrelated party, STS Hotel Net, LLC ("STS") entered into a Letter Agreement (the "STS Agreement") to jointly form and operate a new entity. The new entity will be engaged in the development and management of Internet distribution services to the lodging industry and other customer groups. Terms of the STS Agreement provide for On Command to contribute $20.0 million in cash for a 45% ownership share, for STS to contribute its existing assets, liabilities and businesses for a 45% ownership share and for officers and employees to own a 10% interest. In conjunction with the signing of the STS Agreement, On Command made an initial investment of $2.0 million on June 29, 2000. The Company will fund its remaining capital commitment of $18.0 million at closing, which is anticipated to occur in the near term. Closing of the transaction is subject to numerous conditions, including approval of all governmental and regulatory authorities. OCC's investment in the Joint Venture will be accounted for using the equity method.

5. LONG-TERM DEBT

                                                     JUNE 30,    DECEMBER 31,
                                                      2000          1999
                                                    ---------   --------------
                                                          (in thousands)
Senior Secured Discount Notes, 11.875%, due
     2004, net of unamortized discount of
     $55,799 and $65,078                            $ 169,201   $      159,922
OCC Revolving Credit Facility, variable rate,
     due 2002                                         200,000          180,000
OCC Line of Credit                                      5,000               --
                                                    ---------   --------------

Total Long Term Debt                                $ 374,201   $      339,922
                                                    =========   ==============

    Bank Credit Facilities - At June 30, 2000, the OCC revolving credit facility provided for borrowings up to $200.0 million, matured in 2002 and, subject to certain conditions could be renewed for an additional two years. Based on borrowings outstanding at June 30, 2000, OCC had no access to additional long-term financing under the OCC revolving credit facility. (See Note 6 of the Company's 1999 Consolidated Financial Statements).

    On June 29, 2000, OCC obtained an additional line of credit facility from a bank to provide for unsecured borrowings of up to $10.0 million, at the bank's prime rate. At June 30, 2000, the Company had borrowed $5.0 million under this line of credit, which was due and payable on the earlier of July 31, 2000 or the date on which a definitive credit agreement shall have been fully executed and delivered with respect to a proposed $350.0 million revolving credit facility.

    On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit facility"), replacing the existing $200.0 million revolving credit facility and the $10.0 million line of credit. The new agreement provides OCC with unsecured borrowings of up to $350.0 million for the next five years. Several options are available to borrow at floating interest rates based on LIBOR (London Interbank Offered Rate) or the bank's alternate base rate (prime rate). The new OCC Credit facility contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, incur debt or create liens on assets, among other things. In addition, the new OCC Credit facility requires OCC to meet certain leverage and interest coverage tests. In connection with OCC entering into the OCC Credit facility, the Company and the Indenture Trustee entered into a supplement to the Indenture for the Senior Notes to clarify that OCC'S subsidiaries could guarantee the OCC Credit facility.

    In connection with the Merger (see Note 2), Ascent terminated the Ascent Credit Facility (see Note 6 of the Company's 1999 Consolidated Financial Statements).

    Senior Notes - As a result of the acquisition by Liberty of the Company's stock pursuant to the Offer, which constituted a change in control under the terms of the Senior Notes, the Company was required to offer to redeem the Senior Notes at 101% of their accreted value within 60 to 90 days after such change in control. On April 27, 2000, the Company notified the registered holders of the Senior Notes of its offer to purchase the Senior Notes pursuant to the terms of the Indenture (the "Purchase Right Notice"). The Purchase Right Notice provided that the Company would pay a cash purchase price for the Senior Notes equal to 101% of the accreted value on the date of purchase. Pursuant to the Purchase Right Notice, the noteholders had until May 30, 2000 to tender their notes. A total of $350,000 in cash was paid to noteholders who tendered.

    The consummation of the Merger would have resulted in a technical default under the Indenture for the Senior Notes, but prior to the Merger the Company and the Indenture Trustee entered into a supplement to the Indenture, amending the applicable covenant such that the Merger would not constitute a default. Under the terms of Ascent's outstanding Senior Notes, to the extent that within one year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note Indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value.

6. CONTINGENCIES

    On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,800,000. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998 and received the second payment of approximately $3,950,000 (net of expenses) in July 1999. OCC received the final payment of approximately $3,900,000 (net of expenses) in July 2000. OCC has recognized the royalty revenue as payments are received.

    In September 1998, On Command Video Corporation, a wholly owned subsidiary of OCC ("OCV") filed suit against MagiNet Corporation ("MagiNet"), alleging a breach by MagiNet of a license agreement between OCV and MagiNet, and terminating the license agreement. OCV has also demanded the payment of license fees from MagiNet which OCC believes were due and payable under the License Agreement and have not been paid by MagiNet. MagiNet has counter-claimed against OCV and OCC, alleging that OCV breached the license agreement, and alleging various torts by OCV and OCC in their respective relationships with MagiNet. While the outcome of MagiNet's counterclaim cannot be predicted with certainty, the Company intends to defend itself vigorously and expects that any liability, to the extent not covered by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

    In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in June 1999 in the Delaware Court of Chancery. These proposed class actions asserted that the Company's agreement to sell the Company's Sports-related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3 of Notes to Condensed Consolidated Financial Statements). On June 23, 1999, the Company, the director defendants and the Laurie-controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new process in which the Company would solicit additional offers for the purchase of the Sports-related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the Sports-related businesses to The Sturm Group. The settlement of the Shareholder lawsuits is subject to the approval of the Delaware Court of Chancery after a hearing that is anticipated to occur after the closing of the sale of the Sports-related businesses. If approved by the Court, the settlement would result in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the payment by the Company of plaintiff attorney fees and expenses in an amount to be approved by the Court. During the three month period ended March 31, 2000, the Company recorded a $3.0 million charge for costs anticipated in conjunction with the contemplated settlement of the Shareholder lawsuits and, as of June 30, 2000, the Company had accrued legal costs totaling approximately $4.0 million in connection with this proposed settlement.

    The Company is a party to certain additional legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

7. SEGMENT OPERATING RESULTS

    As discussed in Note 11 to the Company's 1999 Consolidated Financial Statements, the Company implemented Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. In accordance with the provisions of SFAS No. 131, the Company classified its businesses into 3 reporting segments: multimedia distribution, network services and entertainment. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of ANS and the video distribution services it provides to the NBC television network and other private networks. The Company's former entertainment segment (see Note 2 of Notes to Condensed Consolidated Financial Statements) included the Denver Nuggets, the Colorado Avalanche and the Arena Company. Results by segment are as follows:

                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                               2000          1999          2000          1999
                                            ----------    ----------    ----------    ----------
                                                            (DOLLARS IN MILLIONS)
                                                                 (UNAUDITED)
INCOME STATEMENT DATA:
Revenues:
     Multimedia Distribution                $     65.8    $     62.6    $    130.7    $    123.8
     Network Services                              5.5           5.7          10.6          10.8
                                            ----------    ----------    ----------    ----------

         Total revenues                     $     71.3    $     68.3    $    141.3    $    134.6
                                            ==========    ==========    ==========    ==========

Operating income (loss):
     Multimedia Distribution(1)             $     (3.9)   $     (6.5)   $     (5.7)   $    (11.6)
     Network Services                              2.5           1.2           4.7           2.2
     Corporate                                    (1.0)         (5.0)        (17.8)         (8.0)
                                            ----------    ----------    ----------    ----------

         Total operating loss               $     (2.4)   $    (10.3)   $    (18.8)   $    (17.4)
                                            ==========    ==========    ==========    ==========

OTHER DATA:

EBITDA(2):
     Multimedia Distribution                $     18.8    $     18.3    $     37.3    $     36.5
     Network Services                              2.9           3.1           5.5           6.0
     General & Administrative                      (.9)         (4.9)        (17.7)         (7.9)
                                            ----------    ----------    ----------    ----------

         Total EBITDA                             20.8          16.5          25.1          34.6
                                            ----------    ----------    ----------    ----------

     Less reconciling item - depreciation
     and amortization                            (23.2)        (26.7)        (43.9)         52.0
                                            ----------    ----------    ----------    ----------

     Total operating loss                   $     (2.4)   $    (10.2)   $    (18.8)   $    (17.4)
                                            ==========    ==========    ==========    ==========

Capital Expenditures:
     Multimedia Distribution                $     33.6    $     20.4    $     53.2    $     40.6
     Network Services                               .3            .1            .5            .2
                                            ----------    ----------    ----------    ----------

         Total Capital Expenditures         $     33.9    $     20.5    $     53.7    $     40.8
                                            ==========    ==========    ==========    ==========

                                                                             AS OF JUNE 30,
                                                                           2000          1999
                                                                        ----------    ----------
   Room Data (Relates only to Multimedia
      Distribution):
          Number of Guest-Pay rooms:
          On-Demand                                                        906,000       858,000
          Schedule only                                                     63,000        84,000
                                                                        ----------    ----------

            Total Guest-Pay rooms                                          969,000       942,000
                                                                        ==========    ==========

(1) The Multimedia Distribution segments' operating results reflect the allocation of intangible asset amortization incurred by Ascent resulting from the acquisition of OCV by Ascent.

(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization, other income (expense) and non-cash charges related to stock based compensation. The most significant difference between EBITDA and cash provided from operating activities is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's operations. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Item 2 under Liquidity and Capital Resources. See the Company's 1999 Consolidated Financial Statements and the Notes thereto. The Company's method for calculating EBITDA may be different than other companies and thus not comparable.

8. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standard Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for the Company's fiscal year ending December 31, 2001. The Company does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or cash flows.

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementations date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company does not expect the impact on its financial position or results of operations to be material.

    In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" and interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock options transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effect of applying this interpretation are to be recognized on a prospective basis. The Company does not expect the impact on its financial position or results of operations to be material.

9. SUBSEQUENT EVENT

    Following negotiations between OCC and Jerome H. Kern ("Kern"), its Chairman and CEO, regarding the terms of Kern's equity purchase from OCC, on August 10, 2000, OCC sold to Kern 13,500 shares of OCC's Series A Convertible Participating Preferred Stock, which shares are initially convertible into 1,350,000 shares of OCC's common stock. The price of the preferred shares was $1,562.50 per share. The preferred shares participate in any dividends paid to the holders of the common stock but otherwise are not entitled to receive any dividends. The preferred shares have a liquidations preference of $.01 per share; thereafter, the preferred shares are entitled to participate with the common stock in distributions upon liquidation on an as-converted basis. The holders of the preferred shares vote with the holders of the common stock as a single class and are entitled to one vote per share. OCC loaned Kern $21,080,250 to finance the acquisition of the preferred shares. This loan is secured by the preferred shares or their proceeds and Kern's personal obligations under such loan are limited. The note may not be prepaid and interest on the note accrues at a rate of 7% per annum, compounded quarterly. The promissory note matures on August 1, 2005, at which time all principal and interest become due. Kern's right to transfer the preferred shares is restricted.

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

ANALYSIS OF OPERATIONS

    The Company's continuing operations are comprised of the results of On Command Corporation, Ascent Network Services and the parent company, Ascent Entertainment Group, Inc. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and the Arena Company which the Company sold on July 6, 2000 (see Note 3 of Notes to the Condensed Consolidated Financial Statements). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon, in which a 90% interest was sold on January 20, 1999, and the remaining 10% on July 3, 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Continuing Operations

    Revenues for the second quarter of 2000 were $71.3 million, an increase of $3.0 million or 4.4%, as compared to $68.3 million in revenues for the second quarter of 1999. This increase is attributable to a $3.2 million increase in revenues at OCC within the Multimedia Distribution segment. The increase in revenues at OCC is primarily attributable to higher total rooms being served during the period, and a higher percentage of total rooms being served by higher revenue producing on-demand equipment in the second quarter of 2000, as compared to the same period of 1999. In addition, OCC's revenues increased due to strong buy rates for feature movies during the quarter, reduced movie denial rates, as well as increasing Internet, game and guest programming revenues.

    Cost of services for the second quarter of 2000 were $49.6 million, an increase of $2.7 million or 5.8%, compared to $46.9 million in the second quarter of 1999. Cost of services at OCC increased by $2.7 million. This increase in costs at OCC is due primarily to increased direct costs associated with the increase in movie revenues at OCC (primarily, hotel commissions and free-to-guest expenses) combined with an increase in other operating expenses, which is due to increases in costs of spare parts, freight costs and in administrative expenses, primarily personnel and consulting.

    Depreciation and amortization for the second quarter of 2000 was $23.2 million, a decrease of $3.6 million or 13.1%, compared to $26.7 million in the second quarter of 1999. This decrease occurred primarily due to the absence of depreciation costs for certain video systems assets acquired during the 1996 merger between Spectravision and OCC, which were fully depreciated at the end of 1999. In addition, depreciation and amortization expense at ANS decreased by $1.5 million during the second quarter of 2000 as compared to the same period last year. ANS depreciated the equipment relating to the network distribution system over the term of the original agreement with NBC, which expired in December 1999. Accordingly, depreciation expense relating to such equipment has decreased, as such equipment was fully depreciated as of December 31, 1999.

    General and administrative expenses, which include only those costs incurred by the parent company, were $0.9 million for the second quarter of 2000, a decrease of $4.0 million, as compared to $4.9 million for the second quarter of 1999. This decrease primarily reflects the reduction in salaries and employee benefit costs of $.6 million at the parent company due to reduction in employees, reduced legal and professional service costs and other cost containment efforts at the parent company and, a decrease in compensation expense associated with the Company's stock appreciation rights (SARs) of $2.4 million during the second quarter of 2000 as compared to the comparable period in 1999. During the first quarter of 2000, in conjunction with the Merger Agreement with Liberty, the Company expensed and recognized the full amount due to holders of the Company's SARs and accordingly, no SAR expense was recognized during the second quarter of 2000. In comparison, during the second quarter of 1999, SAR expenses were recognized due to increases in the Company's stock price.

    Interest and other income decreased by $2.0 million in the second quarter of 2000 as compared to the same period last year. This decrease is primarily attributable to the non-recurrence of a $1.8 million gain that the Company recognized from the sale of investment securities during the three month period ended June 30, 1999.

    Interest expense increased by $1.3 million in the second quarter of 2000 as compared to the second quarter of 1999. This increase is attributable to additional borrowings incurred during 2000 at OCC combined with an increase in borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's 11.875% Senior Secured Discount Notes issued in December 1997 (the "Senior Notes").

    The Company recorded an income tax expense from continuing operations of $.8 million during the second quarter of 2000 as compared to a $1.0 million income tax benefit from continuing operations during the second quarter of 1999. The decline in the Company's effective tax benefit during the second quarter of 2000 is due to the Company's inability to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

    Minority interest in loss of subsidiary reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations

    The combined income from discontinued operations totaled $6.6 million during the second quarter of 2000 as compared to income of $.2 million during the second quarter of 1999. The increase in income is primarily due to the improvement in the operations of the Colorado Avalanche and the Denver Nuggets, partially offset by the operations of the Arena Company. The improvement in operating results for the Avalanche during 2000 is attributable to an increase in playoff revenues from the teams participation in the 2000 Stanley Cup playoffs, including an incremental increase in attendance, which has resulted in increased ticket and ancillary sales revenues (parking and concessions). In addition, revenues for the Nuggets increased during the second quarter of 2000 as compared to 1999, due primarily to increased attendance. While the Arena Company has realized significant increases in revenues and earnings, before interest, taxes, depreciation and amortization, these improved financial results (due principally to the Arena Company being an operating entity during the second quarter of 2000 as compared to being under construction during the comparable period in 1999) were more than offset by increased depreciation and amortization charges at the Arena Company during the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Continuing Operations

    Revenues for the six months ended June 30, 2000 were $141.4 million, an increase of $6.8 million or 5.1%, as compared to $134.6 million in revenues for first half of 1999. This increase is attributable to a $6.9 million increase in revenues at OCC within the Multimedia Distribution segment. The increase in revenues at OCC is primarily attributable to higher total rooms being served during the period, and a higher percentage of total rooms being served by higher revenue producing on-demand equipment in the six months ended June 30, 2000, as compared to the same period of 1999. In addition, OCC's revenues increased due to strong buy rates for feature movies during the quarter, reduced movie denial rates, as well as increasing Internet, game and guest programming revenues.

    Cost of services for the six months ended June 30, 2000 were $98.5 million, an increase of $6.5 million or 7.1%, compared to $92.0 million during the first half of 1999. Cost of services at OCC increased by $6.1 million. This increase in costs at OCC is due to increased direct costs associated with the increase in movie revenues at OCC (primarily studio royalties, hotel commissions and free-to-guest expenses) partially offset by reduced operating expenses.

    Depreciation and amortization for the six months ended June 30, 2000 was $43.9 million, a decrease of $8.1 million or 15.6%, compared to $52.0 million during the same period of 1999. This decrease occurred primarily due to the expiration of depreciation costs for certain video systems assets acquired during the 1996 merger between Spectravision and OCC, which were fully depreciated at the end of 1999. In addition, depreciation and amortization expense at ANS decreased by $3.0 million during the six months ended June 30, 2000 as compared to the same period last year. ANS depreciated the equipment relating to the network distribution system over the term of the original agreement with NBC, which expired in December 1999. Accordingly, depreciation expense relating to such equipment has decreased, as such equipment was fully depreciated as of December 31, 1999.

    General and administrative expenses, which include only those costs incurred by the parent company, were $17.8 million for the six months ended June 30, 2000, an increase of $9.9 million, as compared to $7.9 million during the same period of 1999. This increase primarily reflects the costs relating to the Merger Agreement with Liberty. Specifically, $8.5 million of expenses were recognized in connection with the Company's Merger Agreement with Liberty, primarily investment banker and legal costs, and an additional $3.0 million of costs were accrued in conjunction with the contemplated settlement of the Shareholder lawsuits (see Note 6 of Notes to Condensed Consolidated Financial Statements). These merger related costs were partially offset by reductions in salaries and employee benefit costs at the parent company due to a reduction in employees, reduced legal and professional service costs and various other cost containment efforts.

    Interest and other income decreased by $1.9 million during the six months ended June 30, 2000 as compared to the same period last year. This decrease is primarily attributable to the non-recurrence of a $1.8 million gain that the Company recognized from the sale of investment securities during the three month period ended June 30, 1999.

    Interest expense increased $3.0 million during the six months ended June 30, 2000 as compared to the same period of 1999. This increase is attributable to additional borrowings incurred at OCC during 2000 combined with an increase in borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's Senior Notes.

    The Company recorded an income tax expense from continuing operations of $.9 million during the six months ended June 30, 2000 as compared to a $1.3 million income tax benefit from continuing operations during the same period of 1999. The decline in the Company's effective tax benefit during the six months ended June 30, 2000 is due to the Company's inability to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

    Minority interest in loss of subsidiary reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations

    The combined income from discontinued operations totaled $3.6 million during the six months ended June 30, 2000 as compared to a loss of $9.0 million during the same period of 1999. The decreased loss is primarily due to the improvement in the operations of the Colorado Avalanche, the Arena Company and the Denver Nuggets. The improvement in operating results for the Avalanche during 2000 is attributable to an increase in revenues from more home games and an incremental increase in attendance, which has resulted in increased ticket and ancillary sales revenues (parking and concessions) combined with an increase in playoff revenues from the team's participation in the 2000 Stanley Cup playoffs. The Arena Company's improved financial results are due principally to the Arena Company being an operating entity during the first half of 2000, as compared to being under construction during the comparable period in 1999. Finally, revenues for the Nuggets increased during the six months ended June 30, 2000 as compared to 1999 and this increase more than offset the increase in operating expenses (primarily player salaries) during this same period.

    The $3.2 million gain from sale of discontinued operations, net of taxes, during the first quarter of 1999 reflects the gain from the sale of the Company's 90% interest in Beacon. As discussed in Note 3 to the Condensed Consolidated Financial Statements, this gain was reduced during the fourth quarter of 1999 when an arbitrator awarded Beacon $3.5 million as an adjustment to the original purchase price.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased by $27.1 million since December 31, 1999 to $33.2 million at June 30, 2000. The primary sources of cash during the first half of 2000 were cash from continuing operating activities of $18.1 million and bank borrowings at OCC of $25.0 million. Cash was expended primarily for property and equipment at OCC, specifically $53.2 million of capital expenditures were incurred at OCC to support continued hotel installations with the OCX and OCV systems, conversions of SpectraVision systems and other fixed asset purchases.

    Long-term debt totaled $374.2 million at June 30, 2000 as compared to $339.9 million at December 31, 1999. The increase in long-term debt is attributable to additional bank borrowings of $25.0 million at OCC and the accretion of interest on the Company's Senior Notes. The Arena Revenue Backed Notes of $136.2 million (the "Arena Notes") which were issued by the Arena Company's beneficially owned trust, are classified in the Company's consolidated balance sheet in the net assets of discontinued operations. The Arena Notes are non-recourse to the Arena Company, but the Arena Company is obligated to the noteholders to operate the Pepsi Center in a first-class manner, as defined. In connection with the sale of the Sports-related businesses (see Note 3 of Notes to Condensed Consolidated Financial Statements), the Arena Notes will remain the obligation of an entity to be acquired by the Kroenke entities.

    On July 7, 2000, the Company received net cash proceeds of approximately $267.6 million upon the closing of the Sports sale. The Company's cash requirements through the remainder of 2000 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the operating requirements of Ascent and OCC, (iii) the payment of interest under the OCC Credit Facility, (iv) the payment of transaction costs relating to the Liberty merger and the sale of the Sports-related businesses, (v) funding of investments made by OCC in STS and
(vi) the redemption, if any, of the Company's Senior Notes at the election of the Company. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and borrowings under the OCC Credit Facility. On Command expects that the available cash, cash flows from operations and funds currently available under the OCC Credit Facility will be sufficient to finance its expected investment in in-room video systems for the foreseeable future. Management of the Company believes that the available cash, cash flows from operating activities, and proceeds from the sale of the Company's Sports-related businesses (see Note 6 of the Company's 1999 Notes to Consolidated Financial Statements) will be sufficient for the Company, and its Ascent Network Services division to satisfy their capital expenditure and finance working capital requirements during 2000. Pursuant to the terms of the Senior Notes and as a result of the acquisition by Liberty of the Company, the Company offered to redeem the Senior Notes at 101% of their accreted value as of May 31, 2000 (see
Note 4 of Notes to Condensed Consolidated Financial Statements). A total of $350,000 was paid to noteholders who tendered. Under the terms of Ascent's outstanding Senior Notes, to the extent that within one year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note Indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. It is likely that the net cash proceeds from the closing of the Sports sale is adequate to satisfy all of the Company's obligations under the Senior Notes.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio, including restricted investments, and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy and debt restrictions, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and attempts to ensure the safety and preservation of its invested funds by limiting default risk and market risk.

    The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At June 30, 2000, the weighted average interest rate on the Company's cash and cash equivalent balance of $33.2 million was 6.5% consisting of fixed rate short-term investments.

    The Company does have exposure to interest rate changes for portions of its debt obligations. No cash flow exposure exists on the Company's Senior Notes as they represent fixed-rate obligations. (See Note 4 to the Condensed Consolidated Financial Statements). However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios at OCC. At June 30, 2000, OCC had $200.0 million outstanding, under the OCC Revolving Credit Facility and $5.0 million outstanding under its bank line of credit, with a weighted average interest rate of approximately 7.3%. Assuming no increase or decrease in the amount outstanding a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $1.0 million for the remaining six-months of 2000.

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

    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company and its subsidiary are defendants and may be potential defendants in lawsuits and claims arising in the ordinary course of its business (see Note 6 of Notes to the Condensed Consolidated Financial Statements). While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

Item 2.  Change in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

          (A)  Exhibit

                    4.1 First Supplemental Indenture dated June 8, 2000 to the Indenture between Ascent Entertainment Group, Inc. and The Bank of New York, as Trustee, dated December 22, 1997.

                    4.2 Second Supplemental Indenture dated July 17, 2000 to the Indenture between Ascent Entertainment Group, Inc. and The Bank of New York, as Trustee, dated December 22, 1997.

                    10.1 Employment Agreement by and among Liberty Media Corporation and Ascent Entertainment Group, Inc. and Arthur
                    M. Aaron.

                    10.2 Employment Agreement by and among Liberty Media Corporation and Ascent Entertainment Group, Inc. and David
                    A. Holden.

                    27.0 Financial Data Schedule

          (B)  Reports on Form 8-K:

                    1.) The Registrant filed with the Commission on April 12, 2000, a Form 8-K describing that (i) the cash Tender Offer of Liberty Media Corporation had expired and that approximately 85% of Ascent's common stock had been purchased by AEG Acquisition, Inc. and (ii) that a new Ascent board has been appointed, consisting entirely of Liberty Media Corporation appointees.

                    2.) The Registrant filed with the Commission on April 26, 2000 a Form 8-K describing the dismissal of Deloitte & Touche, LLP as its independent public accountant and the engagement of KPMG, LLP as its independent public accountant.

                    3.) The Registrant filed with the Commission on July 19, 2000 a Form 8-K describing that the previously reported sale of its Sports-related business to a group of entities controlled by E. Stanley Kroenke had been consummated.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ascent Entertainment Group, Inc.

By:   /s/ David A. Holden
      -------------------------------------------------
      David A. Holden
      Vice President, Finance
      (Principal Accounting Officer)

Date: August 14, 2000

                                  EXHIBIT INDEX

           EXHIBIT
           NUMBER            DESCRIPTION
           -------           -----------
            4.1         First Supplemental Indenture dated June 8, 2000 to the
                        Indenture between Ascent Entertainment Group, Inc. and
                        The Bank of New York, as Trustee, dated December 22, 1997.

            4.2         Second Supplemental Indenture dated July 17, 2000 to the
                        Indenture between Ascent Entertainment Group, Inc. and
                        The Bank of New York, as Trustee, dated December 22, 1997.

           10.1         Employment Agreement by and among Liberty Media
                        Corporation and Ascent Entertainment Group, Inc. and
                        Arthur M. Aaron.

           10.2         Employment Agreement by and among Liberty Media
                        Corporation and Ascent Entertainment Group, Inc. and
                        David A. Holden.

           27           Financial Data Schedule