Form 10-Q
period 2000-09-30
ASCENT ENTERTAINMENT GROUP INC
filed 2000-11-14
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000

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

                                 (720) 875-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      No  X(*)
                                          ---      ----

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2000 was 1,000 shares.

(*) The Registrant filed a Form 15 with the Securities and Exchange Commission on June 8, 2000 and is no longer subject to such filing requirements. This filing is being made in accordance with the requirements of the Registrant's Indenture for its 11.875% Senior Secured Notes.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   2000              1999
                                                               -------------     ------------
                                                                (UNAUDITED)

ASSETS
Current Assets:
     Cash and cash equivalents                                   $ 308,085        $  60,349
     Receivables, net                                               38,134           33,492
     Prepaid expenses and other current assets                       1,908            3,592
     Net assets of discontinued operations (Note 3)                     --           82,216
                                                                 ---------        ---------
       Total current assets                                        348,127          179,649
                                                                 ---------        ---------

Property and equipment, net                                        316,326          294,498
Goodwill, net                                                       85,274           90,086
Investments (Note 4)                                                 3,348              364
Deferred income taxes                                               17,854            9,320
Other assets, net                                                    8,507            7,384
                                                                 ---------        ---------
Total Assets                                                     $ 779,436        $ 581,301
                                                                 =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                            $  37,425        $  32,038
     Payable to stockholder, net (Note 2)                           28,746               --
     Deferred income                                                 2,848              788
     Other taxes payable                                             4,781            5,476
     Accrued compensation                                           10,208           10,715
     Income taxes payable                                            1,671            1,680
     Current portion of capital lease obligations                    1,807            2,533
     Other accrued liabilities                                      13,641           15,140
                                                                 ---------        ---------
       Total current liabilities                                   101,127           68,370
                                                                 ---------        ---------

Long-term debt (Note 5)                                            399,341          339,922
Obligations under capital leases and other
   long-term liabilities                                             1,848            2,082
                                                                 ---------        ---------
Total liabilities                                                  502,316          410,374
                                                                 ---------        ---------

Minority interest                                                   62,979           71,206
Commitments and contingencies (Note 6)                                  --               --

Stockholder's equity (Notes 2 and 7):
     Preferred stock, par value $.01 per
       share, 5,000 shares authorized and none
       outstanding at December 31, 1999 and
       none authorized at September 30, 2000                            --               --
     Common stock, par value $.01 per share,
       60,000,000 shares authorized, 29,756,000
       shares issued and outstanding at December
       31, 1999; 50,000 shares authorized, and 1,000
       shares issued and outstanding at September 30, 2000               1              297

Additional paid-in capital                                         307,810          307,873
Accumulated deficit                                                (93,670)        (208,449)
                                                                 ---------        ---------
       Total stockholder's equity                                  214,141           99,721
                                                                 ---------        ---------
Total Liabilities and Stockholder's Equity                       $ 779,436        $ 581,301
                                                                 =========        =========

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                     2000             1999            2000              1999
                                                  ---------        ---------        ---------        ---------

Revenues                                          $  74,556        $  73,147        $ 215,917        $ 207,743

Operating expenses:
     Cost of services                                54,370           47,749          152,851          139,779
     Depreciation and amortization                   22,233           27,220           66,113           79,248
     General and administrative                         629            3,414           18,397           11,323
                                                  ---------        ---------        ---------        ---------
         Total operating expenses                    77,232           78,383          237,361          230,350
                                                  ---------        ---------        ---------        ---------

Loss from continuing operations before
   interest, taxes and minority interest             (2,676)          (5,236)         (21,444)         (22,607)
Interest and other income, net                        4,915            1,023            6,446            4,502
Interest expense                                    (10,068)          (7,413)         (26,968)         (21,364)
                                                  ---------        ---------        ---------        ---------

Loss from continuing operations before
   taxes and minority interest                       (7,829)         (11,626)         (41,966)         (39,469)
Income tax benefit                                    3,921               34            3,059            1,024
                                                  ---------        ---------        ---------        ---------

Loss from continuing operations before
   minority interest                                 (3,908)         (11,592)         (38,907)         (38,445)
Minority  interest in loss of subsidiary,
   net of taxes                                       3,703            2,156            8,725            8,768
                                                  ---------        ---------        ---------        ---------

Loss from continuing operations                        (205)          (9,436)         (30,182)         (29,677)
Income (loss) from discontinued operations,
   net of taxes (Note 3)                                 --           (4,557)           3,631          (13,264)
Gain from sale of discontinued
   operations, net of taxes (Note 3)                141,335               --          141,335            3,237
                                                  ---------        ---------        ---------        ---------
Net income (loss)                                 $ 141,130        $ (13,993)       $ 114,784        $ (39,704)
                                                  =========        =========        =========        =========

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2000              1999
                                                                                 ---------        ---------

Operating activities:
     Net income (loss)                                                           $ 114,784        $ (39,704)
     Adjustments  to reconcile  net income  (loss) to net cash provided by continuing operations:
         (Income) loss from discontinued operations, net                            (3,631)          13,264
         Gain from sale of discontinued operations, net                           (141,335)          (3,237)
         Depreciation and amortization                                              66,113           79,248
         Minority interest in losses of subsidiary                                  (8,725)          (8,768)
         Interest accretion on Senior Secured Notes                                 14,285           12,924
         Changes in operating assets and liabilities                                (6,028)          (7,377)
                                                                                 ---------        ---------

     Net cash provided by operating
       activities of continuing operations                                          35,463           46,350
     Net cash provided by (used in) discontinued operations                        (12,863)          14,326
                                                                                 ---------        ---------
     Net cash provided by operating activities                                      22,600           60,676
                                                                                 ---------        ---------

Investing activities:
     Proceeds from sale of Beacon Communications, LLC                                2,111           15,893
     Proceeds from sale of Sports-related businesses                               267,661               --
     Purchase of property and equipment                                            (84,720)         (66,097)
     Payments on notes receivable                                                       --            2,005
     Proceeds from sale of investments                                                  --            1,758
     Joint venture investments                                                      (3,000)              --
                                                                                 ---------        ---------

     Net cash used in investing activities                                         182,052          (46,441)
                                                                                 ---------        ---------

Financing activities:
     Proceeds from borrowings under OCC credit facility                            225,133           14,000
     Proceeds from borrowing under former OCC credit facilities                     30,000               --
     Repayments of borrowings under former OCC credit facilities                  (210,000)              --
     Payments on obligations under capital lease                                    (2,049)              --
                                                                                 ---------        ---------
     Net cash provided by financing activities                                      43,084           14,000
                                                                                 ---------        ---------

Net increase in cash and cash equivalents                                          247,736           28,235

Cash and cash equivalents, beginning of period                                      60,349           44,576
                                                                                 ---------        ---------

Cash and cash equivalents, end of period                                         $ 308,085        $  72,811
                                                                                 =========        =========

Supplemental cash flow information:
     Interest paid, net of interest capitalized                                  $   7,787        $   7,580
                                                                                 =========        =========

     Income taxes paid                                                           $     356        $   2,651
                                                                                 =========        =========

See accompanying notes to these condensed unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             Condensed Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)

                                               THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                   2000               1999                2000               1999
                                                 --------           --------            --------           --------

Net loss                                         $141,130           $(13,993)           $114,784           $(39,704)

Other comprehensive loss:
     Unrealized loss on securities                     --                 --                  --             (1,143)
     Income tax benefit related
        to other comprehensive income                  --                 --                  --                400
                                                 --------           --------            --------           --------

     Other  comprehensive loss, net of tax             --                 --                  --               (743)
                                                 --------           --------            --------           --------
Comprehensive loss                               $141,130           $(13,993)           $114,784           $(40,447)
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

     On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer"), offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 which expired at midnight on March 27, 2000 whereupon approximately 25.2 million shares of Ascent common stock were validly tendered and not withdrawn pursuant to the Offer. On March 28, 2000, Merger Sub accepted for payment all shares of Ascent common stock tendered, which constituted approximately 85% of the total outstanding shares of Ascent common stock. Merger Sub purchased such shares at an aggregate purchase price of approximately $385 million with funds contributed to it by Liberty from its cash on hand. Under the terms of the Merger Agreement, Merger Sub was merged with and into Ascent (the "Merger"). The Merger occurred on June 8, 2000. At the time of the Merger, Ascent became an indirect, wholly-owned subsidiary of Liberty and all outstanding shares not owned by Liberty with respect to which appraisal rights were not properly exercised were converted into the right to receive $15.25 per share in cash on the terms and conditions set forth in the Merger Agreement. Pursuant to the Merger, the charter of Merger Sub immediately prior to the Merger became the charter of the Company effective upon the Merger, each outstanding share of the Company's common stock held by Liberty or Merger Sub was canceled and each outstanding share of common stock of Merger Sub was converted into a share of Common Stock of the Company. There are 1,000 shares of Common Stock of the Company outstanding, all of which are held indirectly by Liberty. During the nine month period ended September 30, 2000, the Company expensed approximately $8.5 million of costs associated with the Merger Agreement, primarily investment banker and legal costs.

     In connection with this Merger, Liberty elected to not push down the purchase consideration due to the Company's outstanding Senior Secured Notes.

     As a result of the Company becoming a member of Liberty's consolidated tax group for federal income tax purposes, the Company calculates its tax provision as if prepared on a separate return basis. Taxes payable or receivable with respect to periods after the Merger are being reflected in the receivable due from (to) Liberty and settled annually. At September 30, 2000, the Company has recorded a tax payable to Liberty of $30.4 million and has included this amount in the Payable to Stockholder.

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

     In July 2000, the Company exercised its option pursuant to an Option Agreement to require the Buyers to purchase Ascent's remaining 10% interest in Beacon. Subsequently, on July 3, 2000, the Company received $2.1 million in cash in accordance with the terms of the Option Agreement and assigned its interest in Beacon to the buyers. The Company recognized a gain of approximately $1.8 million, net of taxes, during the third quarter of 2000 in connection with the sale of its interest in Beacon.

     Sports-related businesses - On April 24, 2000, the Company entered into a definitive Purchase and Sale Agreement (the "Sports Sale Agreement") to sell the Sports-related businesses to a group of entities controlled by E. Stanley Kroenke (the "Kroenke entities"). On July 6, 2000, the Company consummated the sale of its Sports-related businesses to the Kroenke entities for approximately $267.7 million in net cash proceeds. In addition, the Kroenke entities assumed approximately $136.2 million in outstanding nonrecourse Arena Note obligations. An indirect wholly-owned subsidiary of Liberty retained an approximate 6.5% interest in the Sports-related businesses, with an agreed upon valuation of approximately $18.7 million.

     In the third quarter of 2000, Ascent reported a pre-tax gain, net of transaction costs, of approximately $139.5 million, net of taxes of $25.3 million, on the sale of the Sports-related businesses. Transaction costs, including investment banker and attorney fees and expenses and other associated costs of the transaction are estimated to be approximately $3.4 million and have been netted against the gain from the transaction for financial reporting purposes.

     The income (loss) from the Sports-related businesses, net of tax, for the three-month and nine-month periods ending September 30, 2000 and 1999 is as follows:

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30                     SEPTEMBER 30
                                      -------------------------        -------------------------
                                        2000            1999              2000            1999
                                      ---------       ---------        ---------       ---------
                                                            (IN THOUSANDS)

Revenues                              $      --       $   3,143        $ 117,050       $  67,854
                                      =========       =========        =========       =========

Income (loss) from discontinued
   operations before taxes            $      --       $  (3,396)       $   3,631       $ (13,905)
Income tax benefit (expense)                 --          (1,161)              --             641
                                      ---------       ---------        ---------       ---------

Income (loss) from discontinued       $      --       $  (4,557)       $   3,631       $ (13,264)
   operations                         =========       =========        =========       =========

     The net assets of the discontinued operations included in the condensed consolidated balance sheet as of December 31, 1999 consisted of the following:

                                                       DECEMBER 31,
                                                          1999
                                                       ------------
                                                      (IN THOUSANDS)

Current assets                                          $  61,997
Property and equipment, net                               194,823
Restricted cash held in trust                              30,915
Franchise rights, net                                      87,745
Other assets                                               21,685
Current liabilities, including current portion of        (154,680)
Arena notes
Long-term portion of non-recourse Arena notes            (126,685)
Other long term liabilities                               (33,584)
                                                        ---------
Net assets of discontinued operations                   $  82,216
                                                        =========

4.   INVESTMENTS

     On June 29, 2000, OCC made an investment of $2.0 million in an unrelated company, STS Hotel Net, LLC ("STS") for a 5% equity interest with an option (subject to certain conditions and satisfactory due diligence) to invest an additional $18 million for an additional 40% equity share. OCC has declined to exercise this option and is currently in negotiations with STS to purchase certain assets under a new agreement.

     OCC has also invested $1.0 million in other strategic investments during the three months ending September 30, 2000.

5.   LONG-TERM DEBT

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2000           1999
                                                  -------------   ------------
                                                         (IN THOUSANDS)

Senior Secured Discount Notes, 11.875%,
    due 2004, net of unamortized discount of
    $50,443 and $65,078                             $174,208       $159,922
Former OCC Credit facility, paid in full,
    July 2000                                             --        180,000
OCC Revolving Credit Facility, variable rate,
    due 2005                                         225,133             --
                                                    --------       --------
Total Long Term Debt                                $399,341       $339,922
                                                    ========       ========

     Bank Credit Facilities - On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit facility"), replacing the existing $200.0 million revolving credit facility and the $10.0 million interim line of credit. The new agreement provides OCC with unsecured borrowings of up to $350.0 million for the next five years, with a maturity date in July, 2005. Several options are available to borrow at floating interest rates based on LIBOR (London Interbank Offered Rate) or the bank's alternate base rate (prime rate). The new OCC Credit facility contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, incur debt or create liens on assets, among other things. In addition, the new OCC Credit facility requires OCC to meet certain leverage and interest coverage tests. In connection with OCC entering into the OCC Credit facility, the Company and the Indenture Trustee entered into a supplement to the Indenture for the Senior Notes to clarify that OCC'S subsidiaries could guarantee the OCC Credit facility. (See Note 6 of the Company's 1999 Consolidated Financial Statements).

     On June 29, 2000, OCC obtained an additional interim line of credit facility from a bank to provide for unsecured borrowings of up to $10.0 million, at the bank's prime rate. The Company had borrowed $10.0 million under this interim line of credit, which was due and payable on the earlier of July 31, 2000 or the date on which a definitive credit agreement shall have been fully executed with respect to a proposed $350.0 million revolving credit facility. Accordingly, this interim credit facility was paid-in full and terminated on July 18, 2000.

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

6.   CONTINGENCIES

     On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As a result, the two providers of in-room entertainment and information services to the lodging industry have dismissed all pending litigation between the parties in United States Federal District Courts in California and South Dakota, with no admission of liability by either party. The terms of the confidential settlement include a cross-license of each company's patented technologies at issue to the other party and a covenant not to engage in patent litigation against the other party for a period of five years. Each company is responsible for its own legal costs and expenses, and in connection with the multiple cross-licenses, OCC expects to receive royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,700,000. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998 and received the second payment of approximately $3,950,000 (net of expenses) in July 1999. OCC received the final payment of approximately $3,900,000 (net of expenses) in July 2000. OCC has recognized the royalty revenue as payments are received.

     In September 1998, On Command Video Corporation (a wholly-owned subsidiary of OCC ("OCV") filed suit against Maginet, alleging breach by Maginet of a license agreement between OCV and Maginet, and terminating the license agreement. OCV has also demanded the payment of license fees from Maginet, which OCC believes were due and payable under the license agreement and have not been paid by Maginet. Maginet has counter-claimed against OCV and OCC, alleging that OCV breached the license agreement, and alleging various torts by OCV and OCC in their respective relationships with Maginet. OCC believes that its positions in the litigation with Maginet are meritorious, however, the outcome of the Maginet suit and counter-suit cannot be predicted with certainty. Given the current level of uncertainty associated with this litigation, management of OCC is unable to predict the outcome at this time, but a decision adverse to OCC could have a material impact on the financial condition of the Company.

     In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in the Delaware Court of Chancery. These proposed class actions asserted that the Company's agreement to sell the Company's Sports-related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3 of Notes to Condensed Consolidated Financial Statements). On June 23, 1999, the Company, the director defendants and the Laurie-controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new process in which the Company would solicit additional offers for the purchase of the Sports-related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the Sports-related businesses to The Sturm Group. The settlement of the Shareholder lawsuits is subject to the approval of the Delaware Court of Chancery after a hearing that is anticipated to occur during the fourth quarter of 2000. If approved by the Court, the settlement would result in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the payment by the Company of plaintiff attorney fees and expenses in an amount to be approved by the Court. During the year ended December 31, 1999, the company recorded a $1.0 million charge for potential costs anticipated with the contemplated settlement of the Shareholder lawsuits. During the first quarter of 2000, the Company recorded an additional $3.0 million charge for costs anticipated in conjunction with the Shareholder lawsuits and, as of

September 30, 2000, the Company had accrued legal costs totaling approximately $4.0 million in connection with this proposed settlement.

     The Company is a party to certain additional legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

7.   STOCKHOLDERS' EQUITY

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

8.   SEGMENT OPERATING RESULTS

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

                                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                   2000               1999               2000               1999
                                                  ------             ------             ------             ------
                                                                       (DOLLARS IN MILLIONS)
                                                                            (UNAUDITED)

INCOME STATEMENT DATA:
Revenues:
     Multimedia Distribution                      $ 68.8             $ 67.7             $199.6             $191.5
     Network Services                                5.7                5.4               16.3               16.2
                                                  ------             ------             ------             ------
         Total revenues                           $ 74.5             $ 73.1             $215.9             $207.7
                                                  ======             ======             ======             ======

Operating income (loss):
     Multimedia Distribution(1)                   $ (3.8)            $ (2.8)            $ (8.4)            $(14.4)
     Network Services                                2.3                1.1                7.0                3.2
     Corporate                                      (1.2)              (3.5)             (20.0)             (11.4)
                                                  ------             ------             ------             ------
         Total operating loss                     $ (2.7)            $ (5.2)            $(21.4)            $(22.6)
                                                  ======             ======             ======             ======

OTHER DATA:

EBITDA(2):
     Multimedia Distribution                      $ 20.5             $ 22.4             $ 57.9             $ 58.9
     Network Services                                2.7                3.0                8.1                9.0
     General & Administrative                        (.6)              (3.4)             (18.4)             (11.3)
                                                  ------             ------             ------             ------
         Total EBITDA                               22.6               22.0               47.6               56.6
                                                  ------             ------             ------             ------

     Less reconciling items:
        Depreciation and amortization              (22.3)             (27.2)             (66.0)             (79.2)
        Multimedia Distribution -
           Relocation Costs                         (3.0)                --               (3.0)                --
                                                  ------             ------             ------             ------
               Total Reconciling Items             (25.3)             (27.2)             (69.0)             (79.2)
                                                  ------             ------             ------             ------

     Total operating loss                         $ (2.7)            $ (5.2)            $(21.4)            $(22.6)
                                                  ======             ======             ======             ======

Capital Expenditures:
     Multimedia Distribution                      $ 30.4             $ 23.3             $ 83.6             $ 64.2
     Network Services                                 .6                 .3                1.1                 .4
     General & Administrative                         --                 --                 --                1.5
                                                  ------             ------             ------             ------

         Total Capital Expenditures               $ 31.0             $ 23.6             $ 84.7             $ 66.1
                                                  ======             ======             ======             ======

                                             AS OF SEPTEMBER 30,
                                             2000          1999
                                            -------       -------

Room Data (Relates only to Multimedia
   Distribution):
       Number of Guest-Pay rooms:
       On-Demand                            922,000       873,000
       Schedule only                         53,000        73,000
                                            -------       -------
         Total Guest-Pay rooms              975,000       956,000
                                            =======       =======

(1) The Multimedia Distribution segments' operating results reflect the allocation of intangible asset amortization incurred by Ascent resulting from the acquisition of OCV by Ascent.

(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization, other income (expense), relocation costs and non-cash charges related to stock based compensation. The most significant difference between EBITDA and cash provided from operating activities is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's operations. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Item 2 under Liquidity and Capital Resources. See the Company's 1999 Consolidated Financial Statements and the Notes thereto. The Company's method for calculating EBITDA may be different than other companies and thus not comparable.

9.   SIGNIFICANT CUSTOMER

     OCC's master contract with Hilton expired on April 27, 2000 (see Note 11 of the Company's 1999 Consolidated Financial Statements). The Master Contract provided OCC exclusive rights to install its in-room entertainment system in all corporate-owned Hilton properties and as a preferred vendor for all Managed and Franchised properties. Per the terms of the Master agreement, individual hotel installations predominantly have a term of seven years from installation date. Since the expiration date of the Master agreement earlier this year, OCC has operated under a month-to-month extension. On October 10, 2000, Hilton Corporation announced that it would not be renewing its contract with OCC. OCC currently services approximately 26,000 Hilton-owned ("Owned") rooms and approximately 60,300 Hilton Managed and Franchised ("Managed") rooms. The rooms expire in accordance with the individual hotel contracts over the next eight years. It is OCC's intention to aggressively pursue the renewal of all Managed and Franchised Hilton hotel contracts.

     In addition, OCC has a Master Contract in place with Promus Hotel Corporation. This Master Contract expires on May 25, 2002. Promus owns, manages and franchises the DoubleTree, Embassy Suites, Hampton Inn and Homewood hotel chains. Promus Hotel Corporation was acquired by the Hilton Corporation in late 1999. OCC currently services approximately 6,200 Promus owned rooms and 63,200 Promus Managed and Franchised rooms.

10.  RELOCATION COSTS

     OCC is in the process of relocating its headquarter operations from San Jose, California, to Denver, Colorado. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by the end of 2000. The estimated cost for this move is $5 million, of which $3.0 million has been recognized and recorded during the three months ended September 30, 2000. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant operations expenses. The retention bonuses have been ratably accrued over the retention period (employees not relocating to Denver were offered bonuses to stay through the estimated transition date of December 31, 2000, although, for a few key employees the transition date extends into early 2001). The remaining expenses are recognized as they are incurred.


11.  NEW ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101, which delayed the implementations date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company does not expect the impact on its financial position or results of operations to be material.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Continuing Operations

     Revenues for the third quarter of 2000 were $74.5 million, an increase of $1.4 million or 1.9%, as compared to $73.1 million in revenues for the third quarter of 1999. This increase is attributable to a $1.1 million increase in revenues at OCC within the Multimedia Distribution segment and a $.3 million increase in revenues at ANS which comprises the Network Services segment. The increase in revenues at OCC is primarily attributable to higher total rooms being served during the period, and a higher percentage of total on demand movie rooms, game rooms and Internet rooms in the third quarter of 2000, as compared to the same period of 1999. Specifically, increasing Internet, game and guest programming revenues combined with a reduction in movie denial rates, were the primary reasons for the increase in revenues. Movie revenues were consistent during the third quarter of 2000 with the comparable period of 1999 reflecting the lack of strong buy rates for movies featured during the third quarter of 2000. The increase in Network Services revenues is attributable to an increase in equipment sales to NBC affiliates and other private networks.

     Cost of services for the third quarter of 2000 were $54.3 million, an increase of $6.6 million or 13.8%, compared to $47.7 million in the third quarter of 1999. Cost of services at OCC increased by $6.0 million. This increase in costs at OCC is due primarily to costs of $3.0 million incurred for the relocation of the Company from San Jose, California to Denver, Colorado (including severance, stay bonuses, hiring and moving costs, contractors and redundant salaries), increased direct costs associated with the increase in other guest pay revenues at OCC (primarily, internet and game expenses), increased costs associated with providing "free-to-guest" programming to the hotels and an increase in other operating expenses, which is due to increases in administrative expenses at OCC, primarily legal and personnel.

     Depreciation and amortization for the third quarter of 2000 was $22.3 million, a decrease of $4.9 million or 18.0%, compared to $27.2 million in the third quarter of 1999. This decrease occurred primarily due to the absence of depreciation costs for certain video systems assets acquired during the 1996 merger between Spectravision and OCC, which were fully depreciated at the end of 1999. In addition, depreciation and amortization expense at ANS decreased by $1.5 million during the third quarter of 2000 as compared to the same period last year. ANS depreciated the equipment relating to the network distribution system over the term of the original agreement with NBC, which expired in December 1999. Accordingly, depreciation expense relating to such equipment has decreased, as such equipment was fully depreciated as of December 31, 1999.

     General and administrative expenses, which include only those costs incurred by the parent company, were $0.6 million for the third quarter of 2000, a decrease of $2.8 million, as compared to $3.4 million for the third quarter of 1999. This decrease primarily reflects the reduction in salaries and employee benefit costs at the parent company from a reduction in employees and reduced legal and professional service costs. Additionally, the third quarter of 1999 reflects a $1.9 million expense for severance payments made to the Company's former President and Chief Executive Officer. No such costs were incurred during the third quarter of 2000.

     Interest and other income increased by $3.9 million in the third quarter of 2000 as compared to the same period last year. This increase is primarily attributable to interest earned on the proceeds received in July 2000 from the sale of the Company's Sports-related businesses.

     Interest expense increased by $2.6 million in the third quarter of 2000 as compared to the third quarter of 1999. This increase is attributable to additional borrowings incurred during 2000 at OCC combined with an increase in interest rates paid under the OCC credit facility and, additional borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's 11.875% Senior Secured Discount Notes issued in December 1997 (the "Senior Notes").

     The Company recorded an income tax benefit from continuing operations of $3.9 million during the third quarter of 2000 as compared to a $0.1 million tax benefit during the third quarter of 1999. The increase in the Company's effective tax benefit during the third quarter of 2000 is due to the Company's ability to utilize tax benefits from its operating loss carryforwards due to the Company's sale of its Sports-related businesses, and the Company being a member of Liberty's consolidated tax group. Prior to the Merger, the Company was unable to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

     Minority interest in loss of subsidiary reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations

     The $141.3 million gain from sale of discontinued operations, net of taxes, during the third quarter of 2000 reflects a $1.8 million gain from the sale of the Company's remaining 10% interest in Beacon on July 3, 2000 and a $139.5 million gain recognized from the sale of the Company's Sports-related businesses on July 6, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Continuing Operations

     Revenues for the nine months ended September 30, 2000 were $215.9 million, an increase of $8.2 million or 3.9%, as compared to $207.7 million in revenues for first half of 1999. This increase is attributable to a $8.1 million increase in revenues at OCC within the Multimedia Distribution segment. The increase in revenues at OCC is primarily attributable to higher total rooms being served during the period, and a higher percentage of total rooms being served by higher revenue producing on-demand equipment during the nine months ended September 30, 2000, as compared to the same period of 1999. In addition, OCC's revenues increased due to strong buy rates for feature movies during the first half of 2000, reduced movie denial rates, as well as increasing Internet, game and guest programming revenues.

     Cost of services for the nine months ended September 30, 2000 were $152.8 million, an increase of $13.0 million or 9.3%, compared to $139.8 million during the first nine months of 1999. Cost of services at OCC increased by $12.0 million. This increase in costs at OCC is due to relocation costs of $3.0 million along with increased direct costs associated with the increase in movie revenues at OCC during the first half of 2000 (primarily studio royalties, hotel commissions, "free-to-guest" programming and internet expenses). In addition, increases in OCC's other operating expenses are primarily attributable to cost increases for spare parts and freight costs and administrative expenses, primarily legal and personal costs.

     Depreciation and amortization for the nine months ended September 30, 2000 was $66.1 million, a decrease of $13.1 million or 16.5%, compared to $79.2 million during the same period of 1999. This decrease occurred primarily due to the expiration of depreciation costs for certain video systems assets acquired during the 1996 merger between Spectravision and OCC, which were fully depreciated at the end of 1999. In addition, depreciation and amortization expense at ANS decreased by $4.5 million during the nine months ended September 30, 2000 as compared to the same period last year. ANS depreciated the equipment relating to the network distribution system over the term of the original agreement with NBC, which expired in December 1999. Accordingly, depreciation expense relating to such equipment has decreased, as such equipment was fully depreciated as of December 31, 1999.

     General and administrative expenses, which include only those costs incurred by the parent company, were $18.4 million for the nine months ended September 30, 2000, an increase of $7.1 million, as compared to $11.3 million during the same period of 1999. This increase primarily reflects the costs relating to the Merger Agreement with Liberty. Specifically, $8.5 million of expenses were recognized in connection with the Company's Merger Agreement with Liberty, primarily investment banker and legal costs, and an additional $3.0 million of costs were accrued during the first quarter of 2000 in conjunction with the contemplated settlement of the Shareholder lawsuits (see Note 6 of Notes to Condensed Consolidated Financial Statements). These merger related costs were partially offset by reductions in salaries and employee benefit costs at the parent company due to a reduction in employees, reduced legal and professional service costs and various other cost containment efforts.

     Interest and other income increased by $1.9 million during the nine months ended September 30, 2000 as compared to the same period last year. This increase is due to an increase in interest income of $3.8 million from interest earned on the proceeds received in July 2000 from the sale of the Sports-related businesses, offset by the non-recurrence of a $1.8 million gain at corporate from the sale of investments securities during the third quarter of 1999.

     Interest expense increased $5.7 million during the nine months ended September 30, 2000 as compared to the same period of 1999. This increase is attributable to additional borrowings incurred at OCC during 2000 combined with an increase in interest rates paid under the OCC credit facility and, additional borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's Senior Notes.

     The Company recorded an income tax benefit from continuing operations of $3.1 million during the nine months ended September 30, 2000 as compared to a $1.0 million tax benefit during the same period of 1999. The increase in the Company's effective tax benefit during the third quarter of 2000 is due to the Company's ability to utilize tax benefits from its operating loss carryforwards due to the Company's sale of its Sports-related businesses and the Company being a member of Liberty's consolidated tax group. Prior to the Merger, the Company was unable to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

     Minority interest in loss of subsidiary reflects the losses attributable to the minority interest in the Company's 57% owned subsidiary, OCC.

Discontinued Operations

     The combined income from discontinued operations totaled $3.6 million during the nine months ended September 30, 2000 as compared to a loss of $13.3 million during the same period of 1999. The decreased loss is primarily due to the improvement in the operations of the Colorado Avalanche, the Arena Company and the Denver Nuggets. The improvement in operating results for the Avalanche during 2000 is attributable to an increase in revenues from more home games and an incremental increase in attendance, which has resulted in increased ticket and ancillary sales revenues (parking and concessions) combined with an increase in playoff revenues from the team's participation in the 2000 Stanley Cup playoffs. The Arena Company's improved financial results are due principally to the Arena Company being an operating entity during the first half of 2000, as compared to being under construction during the comparable period in 1999. Finally, revenues for the Nuggets increased during the six months ended June 30, 2000 as compared to 1999 and this increase more than offset the increase in operating expenses (primarily player salaries) during this same period.

     The $141.3 million gain from sale of discontinued operations, net of taxes, during the nine months ended September 30, 2000 reflects a $1.8 million gain from the sale of the Company's remaining 10% interest in Beacon and a $139.5 million gain recognized from the sale of the Company's Sports-related businesses. The $3.2 million gain from sale of discontinued operations, net of taxes, during the nine months ended September 30, 1999 reflects the gain from the sale of the Company's 90% interest in Beacon. As discussed in Note 3 to the Condensed Consolidated Financial Statements, this gain was reduced during the fourth quarter of 1999 when an arbitrator awarded Beacon $3.5 million as an adjustment to the original purchase price.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased by $247.8 million since December 31, 1999 to $308.1 million at September 30, 2000. The primary sources of cash during the first nine months of 2000 were cash from sale of Sports-related assets of $267.7 million, from continuing operating activities of $22.6 million and bank borrowings at OCC of $45.1 million. Cash was expended primarily for property and equipment at OCC, specifically $83.6 million of capital expenditures were incurred at OCC to support continued hotel installations with the OCX and OCV systems, conversions of SpectraVision systems and other fixed asset purchases.

    Long-term debt totaled $399.3 million at September 30, 2000 as compared to $339.9 million at December 31, 1999. The increase in long-term debt is attributable to additional bank borrowings of $45.1 million at OCC and the accretion of interest on the Company's Senior Notes. In connection with the sale of the Sports-related businesses (see Note 3 of Company's 1999 Consolidated Financial Statements), the Arena Notes remained the obligation of an entity acquired by the Kroenke entities.

     On July 7, 2000, the Company received net cash proceeds of approximately $267.7 million upon the closing of the Sports sale. The Company's cash requirements through the remainder of 2000 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems, (ii) funding the operating requirements of Ascent and OCC, (iii) the payment of interest under the OCC Credit Facility, (iv) the payment of transaction costs relating to the Liberty merger and the sale of the Sports-related businesses, (v) funding of equity investments by OCC and (vi) the redemption, if any, of the Company's Senior Notes at the election of the Company. The Company anticipates that OCC's funding for its operating requirements and capital expenditures for the continued conversion and installation by OCC of on-demand services will be funded primarily through cash flows from OCC's operations and borrowings under the OCC Credit Facility. On Command expects that the available cash, cash flows from operations and funds currently available under the OCC Credit Facility will be sufficient to finance its expected investment in in-room video systems for the foreseeable future. Management of the Company believes that the available cash and cash flows from operating activities will be sufficient for the Company to satisfy its capital expenditure and finance working capital requirements during 2000. Pursuant to the terms of the Senior Notes and as a result of the acquisition by Liberty of the Company, the Company offered to redeem the Senior Notes at 101% of their accreted value as of May 31, 2000 (see Note 4 of Notes to Condensed Consolidated Financial Statements). A total of $350,000 was paid to noteholders who tendered. Under the terms of Ascent's outstanding Senior Notes, to the extent that within one year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note Indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. The net cash proceeds received from the closing of the Sports sale should be adequate to satisfy all of the Company's obligations under the Senior Notes.

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

     The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At September 30, 2000, the weighted average interest rate on the Company's cash and cash equivalent balance of $308.1 million was 6.7% consisting of fixed rate short-term investments.

     The Company does have exposure to interest rate changes for portions of its debt obligations. No cash flow exposure exists on the Company's Senior Notes as they represent fixed-rate obligations. (See Note 4 to the Condensed Consolidated Financial Statements). However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios at OCC. At September 30, 2000, OCC had $225.1 million outstanding under the OCC Revolving Credit Facility, with a weighted average interest rate of approximately 8.7%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $0.7 million for the remaining three-months of 2000.

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

     PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In September 1998, OCV filed suit against Maginet, alleging breach by Maginet of a license agreement between OCV and Maginet, and terminating the license agreement. OCV has also demanded the payment of license fees from Maginet, which OCC believes were due and payable under the license agreement and have not been paid by Maginet. Maginet has counter-claimed against OCV and OCC, alleging that OCV breached the license agreement, and alleging various torts by OCV and OCC in their respective relationships with Maginet. OCC believes that its positions in the litigation with Maginet are meritorious, however, the outcome of the Maginet suit and counter-suit cannot be predicted with certainty. Given the current level of uncertainty associated with this litigation, management of OCC is unable to predict the outcome at this time, but a decision adverse to OCC could have a material impact on the financial condition of the Company.

     Apart from the Maginet litigation, the Company is a defendant, and may be a potential defendant, in lawsuits and claims arising in the ordinary course of its business. While the outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty, management expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the financial condition of the Company.

Item 2. Change in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (A) Exhibit

            27.0 Financial Data Schedule

     (B) Reports on Form 8-K:

            1.) The Registrant filed with the Commission on July 19, 2000 a Form 8-K describing that the previously reported sale of its Sports-related business to a group of entities controlled by E. Stanley Kroenke had been consummated.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ascent Entertainment Group, Inc.

By: /s/ David A. Holden
    ------------------------------------------------------
    David A. Holden
    Vice President, Finance (Principal Accounting Officer)

Date: November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------

  27                    Financial Data Schedule