Form 10-K405
period 2000-12-31
ASCENT ENTERTAINMENT GROUP INC
filed 2001-04-06
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO. 0-27192

                        ASCENT ENTERTAINMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     52-1930707
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                            9197 South Peoria Street
                            Englewood, Colorado 80112
              (Address and Zip Code of principal executive offices)

               Registrant's telephone number, including area code:
                                 (720) 875-5400

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X*] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    At March 26, 2001, 1,000 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $.01 were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT

(*) The Registrant filed a Form 15 with the Securities and Exchange Commission on June 8, 2000 and is no longer subject to such filing requirements. This filing is being made in accordance with the requirements of the Registrant's Indenture for its 11 7/8 % Senior Secured Discount Notes due 2004.

TABLE OF CONTENTS                                                                 PAGE
PART I
ITEM 1
        GENERAL INFORMATION ....................................................    2
        MULTIMEDIA DISTRIBUTION ................................................    3
        ON COMMAND CORPORATION .................................................    3
        NETWORK SERVICES .......................................................    4
         LIVEWIRE NETWORK SERVICES, LLC ........................................    4
        DISCONTINUED OPERATIONS ................................................    5
ITEM 2.  PROPERTIES ............................................................    6
ITEM 3.  LEGAL PROCEEDINGS .....................................................    6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................    7

PART II
ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON REGISTRANTS COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS ................................    7
ITEM 6.  SELECTED FINANCIAL DATA ...............................................    7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...................................    7
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK .............   11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........................   13
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ...................................   37

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................   37
ITEM 11. EXECUTIVE COMPENSATION ................................................   37
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ............................................................   37
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................   37
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K ...........................................................   38



                                     PART I

THIS REPORT ON FORM 10-K CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS WHICH LOOK FORWARD IN TIME ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND ASSUMPTIONS, WHICH MAY BE AFFECTED BY SUBSEQUENT DEVELOPMENTS AND BUSINESS CONDITIONS, AND NECESSARILY INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENT OF THE COMPANY, OR INDUSTRY RESULTS, TO DIFFER MATERIALLY FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THEREFORE, THERE CAN BE NO ASSURANCE THAT ACTUAL FUTURE RESULTS WILL NOT DIFFER MATERIALLY FROM ANTICIPATED RESULTS. ALTHOUGH THE COMPANY HAS ATTEMPTED TO IDENTIFY SOME OF THE IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, THOSE FACTORS SHOULD NOT BE VIEWED AS THE ONLY FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS (AND SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS) SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO DISSEMINATE ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN, TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO, OR ANY OTHER CHANGES OR EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

ITEM 1. BUSINESS

                               GENERAL INFORMATION

    Ascent Entertainment Group, Inc. and its subsidiaries (collectively, "Ascent" or the "Company") conduct their business in two reportable segments, Multimedia Distribution and Network Services. In the Company's Multimedia Distribution segment, the Company's approximately 56.1% owned publicly traded subsidiary, On Command Corporation ("On Command" or "OCC"), is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. The Company's Network Services segment is comprised of the Company's LiveWire Network Services, LLC ("LNS") division. LNS, to which the Company transferred all of the assets of its Ascent Network Services division in January 2001, is the primary provider of satellite distribution support services that link the National Broadcasting Company ("NBC") television network with 182 of its affiliated stations nationwide. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports-related businesses"), which the Company sold on July 6, 2000. In addition, discontinued operations include the results of the Company's former motion picture production subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999, and the remaining 10% was sold on July 3, 2000. The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 and for the Sports-related businesses as a discontinued operation during the first quarter of 1999.

    The Company is a Delaware corporation and was incorporated in 1995. The Company was formed by COMSAT Corporation ("COMSAT"). An initial public offering (the "Ascent IPO") of Ascent's common stock was completed in December 1995. As a result of the Ascent IPO, COMSAT owned 80.67% of the Company's common stock. On June 27, 1997, COMSAT consummated the distribution of all of its ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution") pursuant to a Distribution Agreement dated June 3, 1997, between Ascent and COMSAT.

    On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer"), offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. On March 28, 2000, Merger Sub accepted for payment all shares of Ascent common stock validly tendered, which constituted approximately 85% of the total shares of Ascent common stock then outstanding. Merger Sub purchased such shares for an aggregate purchase price of approximately $385 million with funds contributed to it by Liberty. Under the terms of the Merger Agreement, on June 8, 2000, Merger Sub merged with and into Ascent (the "Merger"), becoming an indirect, wholly-owned subsidiary of Liberty. All outstanding shares not owned by Liberty and with respect to which appraisal rights were not properly exercised were converted into the right to receive $15.25 per share in cash on the terms and conditions set forth in the Merger Agreement. Pursuant to the Merger, the certificate of incorporation and bylaws of Merger Sub immediately prior to the Merger became the certificate of incorporation and bylaws of the Company effective upon the Merger. During the year ended December 31, 2000, the Company expensed approximately $8.4 million of costs associated with the Merger Agreement, primarily investment banker and legal costs.

                             MULTIMEDIA DISTRIBUTION

                             ON COMMAND CORPORATION


GENERAL

    On Command is the leading provider (by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the domestic lodging industry. OCC has experienced rapid growth in the past eight years, increasing its base of installed rooms from approximately 37,000 rooms at the end of 1992 to approximately 977,000 rooms at December 31, 2000, of which approximately 929,000 rooms are served by on-demand systems. OCC is a holding company whose principal assets are On Command Video Corporation ("OCV"), SpectraVision, Inc. and On Command Development Corporation, each of which is a separate wholly owned subsidiary of OCC.

    OCC provides in-room video entertainment and information services on three technology platforms, the OCX video system, the OCV System and the SpectraVision video system. The OCX video system provides enhanced multimedia applications, including an improved graphical interface for movies and games, television-based internet with a wireless keyboard and other guest services. At December 31, 2000, OCC had installed the OCX systems in approximately 145,000 hotel rooms, 120,000 with Internet capability. The OCV System is a patented video selection and distribution technology platform that allows hotel guests to select, at any time, movies and games through the television sets in their hotel rooms. At December 31, 2000, OCC had installed approximately 710,000 rooms with the OCV video system. The SpectraVision video system, which provides in-room entertainment on a rolling basis and, in some upgraded versions, on an on-demand basis, was, as of December 31, 2000 installed in 122,000 hotel rooms. The SpectraVision video system generally offers fewer movie choices than the OCV and OCX video systems.

    In addition to movies, OCC's platforms provide for in-room viewing of programming of select cable channels (such as HBO, Starz Encore, ESPN, CNN and Disney Channel) and other interactive and information services, which includes the capability for high speed internet access through the OCX platform. OCC primarily provides its services under long-term contracts to hotel chains, hotel management companies, and individually owned and franchised hotel properties, predominantly in the large deluxe, luxury and upscale hotel categories serving business travelers, such as Marriott, Hyatt, Wyndham, Starwood, Doubletree, Fairmont, Embassy Suites, Four Seasons, and other select hotels.

    At December 31, 2000, approximately 86% of OCC's 977,000 installed rooms were located in the United States, with the balance located primarily in Canada, the Caribbean, Australia, Europe, Latin America and the Asia-Pacific region. In addition to installing systems in hotels served by OCC, OCC sells its systems to certain other providers of in-room entertainment, including Hospitality Network, Inc., which is licensed to use OCC's system to provide on-demand, in-room entertainment and information services to certain gaming-based, hotel properties and ALLIN Interactive, which is licensed to install OCC's systems on cruise ships.

    The Company owns approximately 56.1% of the outstanding common stock of OCC. On March 5, 2001, OCC sold 15,000 shares of a newly issued series of its preferred stock, designated as Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share (the "Series B Preferred Stock"), to Ascent in consideration for $15,000,000 in cash. The sale of the Series B Preferred Stock to Ascent was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Shares of Series B Preferred Stock are not convertible into any other equity security of OCC. The holders of Series B Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Liquidation Preference from and including April 15, 2001 to but excluding the date on which the Liquidation Preference is made available pursuant to a redemption of the Series B Preferred Stock or a liquidation of OCC. Accrued dividends are payable monthly, commencing on April 15, 2001, in cash.

    The Company currently has no agreements or understandings with the minority stockholders of OCC, other than a letter agreement dated April 19, 1996 with Gary Wilson Partners that provides that Gary Wilson Partners will, so long as
(a) it owns any shares of OCC common stock received upon exercise of the Series C Warrant that it received for advisory and other services that it provided in connection with the acquisition of SpectraVision, Inc. and (b) the Company continues to own at least 20% of the outstanding shares of OCC common stock, vote its shares of OCC common stock in accordance with the instructions of the Company.

                                NETWORK SERVICES

LIVEWIRE NETWORK SERVICES, LLC

    LiveWire Network Services, LLC (LNS) was formed as a wholly owned subsidiary of the Company on November 15, 2000 to acquire the assets of the Company's former Ascent Network Services (ANS) division. On January 5, 2001, all of the assets used in connection with the ANS business were transferred to LNS and LNS assumed all liabilities, obligations and commitments of the Company relating to the ANS business, whether before or after January 5, 2001. On January 5, 2001, the Company transferred a 1% ownership interest in LNS to Liberty Livewire Corporation (LiveWire), a majority-owned subsidiary of Liberty, in exchange for $300,000 in cash and the Company and LiveWire became parties to the Operating Agreement of LNS. References to LNS mean ANS prior to January 5, 2001 and LNS after January 5, 2001.

    The Operating Agreement of LNS provides (i) that as of January 5, 2001, LiveWire will be the manager of LNS, (ii) that LiveWire will receive an amount equal to $800,000 per month from available cash of LNS as a guaranteed payment to compensate LiveWire as the manager of LNS, (iii) that the Company has the right to receive a preferred return in the amount of ten percent per annum, compounded quarterly, on the balance of the Company's capital account as of January 5, 2001 ($29,700,000), calculated for the period beginning on January 5, 2001 and ending on the date on which the members of LNS receive final liquidating distributions (the "Preferred Return"), and (iv) for the implementation of the Put-Call. Pursuant to the Put-Call, (i) at any time on or after March 1, 2001 (the "Put Exercise Date"), the Company will have the right to require LiveWire to purchase all, but not less than all, of the Company's ownership interest in LNS (the "Put Option") for a purchase price equal to $29,700,000, plus a 10% return, compounded quarterly, minus the amount of any Preferred Return that has been distributed to the Company, and (ii) at any time on or after June 1, 2001 (the "Call Exercise Date"), LiveWire will have the right to require the Company to sell all, but not less than all, of the Company's ownership interest in LNS (the "Call Option") for a purchase price equal to $29,700,0000, plus 10%, compounded quarterly, minus the amount of any Preferred Return that has been distributed to the Company. If LiveWire exercises the Call Option, the Company will have the right, in its discretion, to postpone the Call Option closing date to a date no later than December 31, 2001. If the Company exercises the Put Option and LiveWire does not fulfill its obligations under the Operating Agreement, in addition to any other rights or remedies provided by law, in equity or other wise, the Company will have the right to require LiveWire to sell all, but not less than all, of LiveWire's ownership interest in LNS back to the Company for a purchase price equal to $300,000.

    LNS principally operates a nationwide network (excluding satellite transponders) for satellite distribution of NBC's national television programming to the majority of NBC's affiliate stations nationwide, as well as an installation, field service and maintenance support business relating to such network. LNS also provides satellite distribution field service and maintenance support for networks operated by other customers. LNS has operated its satellite distribution network for NBC since 1984 under the NBC Agreement, a 10-year agreement that was first extended in 1994 through the end of 1999. The NBC Agreement was initially entered into in connection with LNS's construction, service and support of NBC's master earth station and receiver earth stations at NBC affiliates. Pursuant to such contract, LNS designed, built and continues to operate a Ku-band satellite distribution network, for which the network control center is located in Florida. LNS owns and operates the network (excluding the satellite transponders, which are leased by NBC) and receives monthly payments from NBC in connection with such operations. The network consists of the network control center, two master earth stations, eight transmit/receive stations, 174 receive earth stations at NBC affiliates, 57 portable uplink antennas, and six transportable transmit/receive trucks. On August 1, 1999, LNS completed negotiations and entered into a second extension through the end of 2002 of the NBC Agreement, under which LNS provides satellite service, maintenance and support of NBC's national television network. Management of the Company does not anticipate any significant capital expenditures will be incurred in connection with the extension agreement.

    In 1998, NBC issued a request for information from LNS and certain of its other vendors with respect to an upgrade of each component of the NBC distribution network to digital technology. Previously, in August 1996, LNS and NBC executed a binding letter of intent pursuant to which LNS had procured and installed certain of such digital equipment to provide MSNBC, LLC, a partnership between NBC and Microsoft Corporation ("MSNBC") with network service, maintenance and support. The partial digital upgrade service was being provided for a 10-year term and was governed by the underlying NBC Agreement. On February 23, 2001, LiveWire, acting on behalf of LNS, and NBC entered into a binding Letter of Intent to extend the NBC and MSNBC agreements through 2006. Pursuant to the Letter of Intent, LNS will provide substantially the same services to both NBC and MSNBC as are currently provided through December 2002, be engaged to complete the full digital upgrade of the NBC satellite distribution network and provide a reduced level of maintenance services to both NBC and MSNBC for the years 2003-2006. Under the Letter of Intent, revenues and cash flows under the new contract for 2001-2002 will be similar to those realized during 1999. Commencing in 2003, the NBC and MSNBC payments will be substantially reduced (from $16.2 million per year to $6.0 million per year), reflecting the reduction in services to be performed by LNS. Accordingly, management of LNS and LiveWire expect to make appropriate changes in the LNS cost structure over the next two years, including personnel and overhead cost reductions, to coincide with the reduction in services to be performed. Definitive documentation is to be executed and delivered by the relevant parties on or before May 31, 2001.


                             DISCONTINUED OPERATIONS

SPORTS-RELATED BUSINESSES

    The Company owned and operated franchises in two major professional sports leagues, the Colorado Avalanche in the NHL and the Denver Nuggets in the NBA. Both of these franchises are located in Denver, Colorado where residents have historically supported successful local sports franchises. The Arena Company was formed for the purpose of developing plans for the Pepsi Center as a privately financed arena in Denver for the Avalanche, the Nuggets and other entertainment events, including among other things, concerts, college sporting events, ice and dance performances, comedy shows and circuses. The Pepsi Center was completed in the fall of 1999 and commenced operations in September 1999.

    On April 24, 2000, the Company entered into a definitive Purchase and Sale Agreement (the "Sports Sale Agreement") to sell the Sports-related businesses to a group of entities controlled by E. Stanley Kroenke (the "Kroenke entities"). On July 6, 2000, the Company consummated the sale of its Sports-related businesses to the Kroenke entities for approximately $267.7 million in net cash proceeds. In addition, the Kroenke entities assumed approximately $136.2 million in outstanding nonrecourse Arena Note obligations. An indirect wholly owned subsidiary of Liberty retained an approximate 6.5% interest in the Sports-related businesses, with an agreed upon valuation of approximately $18.7 million.

    The Company began accounting for the Nuggets, the Avalanche and the Arena Company (collectively, the "Sports-related businesses" as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issues (EITF) No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." That is, in conjunction with the Company entering into an agreement on April 25, 1999 to sell its Sports-related businesses, the Sports-related businesses met the conditions for classification as discontinued operations contained in EITF 95-18.

BEACON

    Acquired in 1994, Beacon produced feature-length motion pictures for theatrical distribution and television programming. On January 20, 1999, the Company sold ninety percent of the membership interests in Beacon to an investment group which included Beacon's Chairman and Chief Executive Officer. The purchase price for the 90% interest was $19 million in cash, net of certain adjustments, after which Ascent received approximately $15.9 million at closing. During the second and third quarters of 1999, the Company attempted to collect the remaining balance due under the Purchase Agreement of approximately $900,000. In turn, Beacon filed a claim against the Company seeking an adjustment to the purchase price. Pursuant to the Purchase Agreement, any disputes or disagreements among the parties were to be settled pursuant to a binding arbitration in the State of California. The arbitration commenced in November 1999 and on February 21, 2000, the arbitrator issued his opinion awarding Beacon approximately $3.5 million which was paid in May of 2000. Accordingly, the Company recorded a $3.5 million loss during the fourth quarter of 1999, resulting in the recognition of a $0.2 million loss (net of the gain recognized during the first quarter of 1999) from the sale of its 90% interest in Beacon during fiscal 1999.

    In July 2000, the Company exercised its option pursuant to an Option Agreement to require the investment group to purchase Ascent's remaining 10% interest in Beacon. Subsequently, on July 3, 2000, the Company received $2.1 million in cash in accordance with the terms of the Option Agreement and assigned its interest in Beacon to the investment group. The Company recognized a gain of approximately $1.7 million, net of taxes, during the third quarter of 2000 in connection with the sale of its interest in Beacon.

    The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 ( See Note 3 to the Company's Consolidated Financial Statements).

ITEM 2. PROPERTIES

    The Company's principal offices are located in Liberty's Corporate offices in Englewood, Colorado. The Company's Network Service segment, which includes LNS, leases facilities from COMSAT in Maryland and also leases its principal facilities which are located in Palm Bay, Florida. The Company's Multimedia Distribution segment, which includes OCC, began the relocation of its corporate headquarter operations from San Jose, California to Denver, Colorado in the second half of 2000. The new headquarters contain approximately 55,000 square feet of leased office and storage space. As of March 2001 an additional 16,000 square feet has been leased at the Denver corporate headquarters. The San Jose, California facility contains approximately 131,000 square feet of office, light manufacturing, and storage space. By the end of 2001, OCC will have moved the balance of functions currently remaining in San Jose to Denver, and intends to sublease its San Jose space. OCC also leases space that houses SpectraVision's customer support operations throughout the United States, Canada, Latin America, and Puerto Rico. The Company's properties are suitable and adequate for the Company's business operations.

ITEM 3. LEGAL PROCEEDINGS

    On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As part of an otherwise confidential settlement, OCC received royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,700,000 payable in three installments. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998 and received the second payment of approximately $3,950,000 (net of expenses) in July 1999. OCC received the final payment of approximately $3,900,000 (net of expenses) in July 2000. OCC has recognized the royalty revenue as payments are received.

    In September 1998, OCV filed suit against the MagiNet Corporation ("MagiNet") in the Superior Court, State of California, County of Santa Clara, Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and MagiNet was terminated by MagiNet's material breach. MagiNet counter-claimed against OCV, alleging, among other things, that OCV breached the license agreement. On January 4, 2001, OCC signed a settlement agreement with MagiNet. In exchange for contributing its Asia-Pacific subsidiary assets to MagiNet, payment of $1.0 million cash, and the issuance of 275,000 shares of OCC common stock, March OCC will receive shares of MagiNet common stock representing approximately 7.5% of the issued and outstanding common equity of MagiNet. OCC also agreed that MagiNet will have an option, exercisable during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement, to require OCC to repurchase all, but not less than all, of the shares of OCC common stock issued to MagiNet at a per share price of $15.00. This option will not become exercisable, however, if (i) the closing price of OCC's common stock equals or exceeds $15.00 per share for a period of ten consecutive trading days occurring prior to the second anniversary of the execution of the settlement agreement and (ii) all such shares held by MagiNet could have been sold in the public markets during such period, either because such shares are covered by an effective registration statement or such sale in the public markets would be exempt from registration. OCC estimated the fair value of its 7.5% interest in MagiNet at approximately $5.3 million and valued the assets, stock and cash transferred to MagiNet at $10.1 million. As a result, OCC recorded a charge of approximately $4.8 million in 2000 relating to this settlement.

    In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in the Delaware Court of Chancery. These proposed class actions asserted that the Company's then agreement to sell the Company's Sports-related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3 of Notes to Consolidated Financial Statements). On June 23, 1999, the Company, the director defendants and the Laurie-controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new process in which the Company would solicit additional offers for the purchase of the Sports-related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the Sports-related businesses to The Sturm Group. The settlement of the Shareholder lawsuits was approved by the Delaware Court of Chancery during the fourth quarter of 2000. The settlement resulted in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the future payment by the Company of plaintiff attorney fees and expenses totaling $4.0 million. During the year ended December 31, 1999, the Company recorded a $1.0 million charge for potential costs anticipated with the contemplated settlement of the Shareholder lawsuits. During the first quarter of 2000, the Company recorded an additional $3.0 million charge for costs anticipated in conjunction with the Shareholder lawsuits and, as of December 31, 2000, the Company had accrued legal settlement costs totaling approximately $4.0 million. In February 2001, the Company made the payment due as approved by the Court.

    The Company, or its subsidiaries, is a defendant and may be a potential defendant, in lawsuits and claims arising in the ordinary course of business. While the outcomes of such claims, lawsuits or other proceedings cannot be predicted with certainty, the Company expects that such liability, to the extent not provided for by insurance or otherwise, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Omitted pursuant to General Instruction I of Form 10-K.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As a result of the Merger described in Item 1, Ascent has been an indirect, wholly owned subsidiary of Liberty since June 2000. Accordingly, none of the Company's common equity is publicly traded.


ITEM 6. SELECTED FINANCIAL DATA

    Omitted pursuant to General Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report. In accordance with General Instruction 1 of Form 10-K, the following discussion and analysis is limited to a comparison of 1999 to 2000.

                                    OVERVIEW

    The Company operates in two reportable segments: Multimedia Distribution, which consists of OCC; and Network Services, which consists of LNS.

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

    Pursuant to the Operating Agreement of LNS (see additional discussion under Item 1 - Network Services), LiveWire assumed management responsibilities over LNS effective January 5, 2001 and, accordingly, will receive an amount of $800,000 per month from the available cash of LNS as a guaranteed payment. While Ascent will continue to consolidate the operations of LNS up to and until LiveWire purchases the remaining 99% interest in LNS, it is anticipated that revenues and cash flows to be realized from the Network Services segment will decline substantially during 2001.

    It is expected that the Company will continue to derive a majority of its consolidated revenues from OCC. The Company expects that the installation of OCC's OCX systems in new hotels, the continued conversion of SpectraVision properties to the more flexible OCX system, the conversion of OCV rooms to OCX and internal fixed asset purchases may require capital expenditures of approximately $100.0 million to $120.0 million during 2001, as well as funding for the operational requirement of OCC, including additional relocation costs estimated at $11.0 million to $12.0 million.

    The Company expects to incur operating losses on a consolidated basis during 2001.

Results of Operations

Consolidated Operations

    The Company's continuing operations are comprised of the results of On Command Corporation, LiveWire Network Services, LLC and the parent company, Ascent Entertainment Group, Inc. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and the Arena Company which the Company has sold (see Note 2 of Notes to the Consolidated Financial Statement). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold on January 20, 1999, and the remaining 10% was sold on July 3, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

The following table sets forth certain data as a percentage of revenues for the period indicated:


                                                                      2000                             1999
                                                          ----------------------------     ----------------------------
                                                             AMOUNT          PERCENT          AMOUNT          PERCENT
                                                          ------------    ------------     ------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Revenues ..............................................   $    287,864           100.0%    $    275,379           100.0%
Cost of services ......................................        209,891            72.9          187,302            68.0
Depreciation and amortization .........................         88,268            30.7          104,283            37.9
General and administrative ............................         18,699             6.5           26,161             9.5
                                                          ------------    ------------     ------------    ------------
Loss from operations ..................................        (28,994)          (10.1)         (42,367)          (15.4)
Interest and other income (expense), net ..............          6,787             2.4            5,531             2.0
Interest expense, net .................................        (37,608)          (13.1)         (29,265)          (10.6)
Income tax benefit ....................................          3,546             1.2            2,277             0.8
Minority interest .....................................         17,058             5.9           12,706             4.6
                                                          ------------    ------------     ------------    ------------
Loss from continuing operations .......................        (39,211)          (13.7)         (51,118)          (18.6)
Gain (loss) from discontinued operations, net .........          3,631             1.3          (26,243)           (9.6)
Gain (loss) from sale of discontinued
operations, net .......................................        135,462            47.1             (216)            0.0
                                                          ------------    ------------     ------------    ------------

Net income (loss) .....................................   $     99,882            34.7%    $    (77,577)          (28.2)%
                                                          ============    ============     ============    ============

Room Data:
  Total Number of Guest-pay total rooms
    (at end of period):
  On-Demand ...........................................        929,000                          884,000
  Scheduled only ......................................         48,000                           72,000
                                                          ------------                     ------------
             Total rooms ..............................        977,000                          956,000
                                                          ============                     ============

Continuing Operations

Revenues

    Revenues for the year ended December 31, 2000 were $287.9 million, an increase of $12.5 million, or 4.5%, as compared to $275.4 million in revenues for the year ended December 31, 1999. This increase is attributable to a $12.4 million increase in revenues at OCC within the Multimedia Distribution segment. The increase in revenues at OCC is primarily attributable to new hotel installations, continued conversions of SpectraVision equipped properties, conversion of installed OCV video systems to OCX video systems, lower movie denial rates, higher average movie prices and higher video game and internet revenue during 2000. In addition, OCC's revenues increased due to a $3.0 million increase in equipment sales. This increase was primarily due to increased ordering of video systems by a major customer and sales of OCX systems to a provider of entertainment services to the cruise ship industry.

Cost of Services

    Cost of services for the year ended December 31, 2000 were $209.9 million, an increase of $22.6 million, or 12.1%, compared to $187.3 million for the year ended December 31, 1999. Cost of services at OCC increased by $21.1 million. This increase in costs at OCC is partially due to the incurrence of relocation costs of $6.1 million in 2000. Direct costs associated with the increase in movie revenues at OCC also increased during 2000 (primarily studio royalties, hotel commissions, guest programming and internet expenses). In addition, increases in OCC's other operating expenses are primarily attributable to cost increases for administrative expenses, primarily legal and personal costs. Relocation expenses include all severance, stay bonuses, hiring costs, moving costs, travel, contractors and redundant salaries associated with moving OCC's headquarters to Denver.

Depreciation and Amortization

    Depreciation and amortization for the year ended December 31, 2000 was $88.3 million, a decrease of $16.0 million or 15.3% compared to $104.3 million for the year ended December 31, 1999. This decrease occurred primarily due to the absence of depreciation on certain video systems assets acquired during the 1996 acquisition of SpectraVision by OCC, which became fully depreciated in October 1999. In addition, depreciation and amortization expense at LNS decreased by $5.7 million during the year ended December 31, 2000 as compared to the same period last year. LNS depreciated the equipment relating to the network distribution system over the term of the original agreement with NBC, which expired in December 1999. Accordingly, depreciation expense relating to such equipment has decreased, as such equipment was fully depreciated as of December 31, 1999.

General and Administrative Expenses

    General and administrative expenses, which include only those costs incurred by the parent company, were $18.7 million for the year ended December 31, 2000, a decrease of $7.5 million compared to $26.2 million for the year ended December 31, 1999. This decrease primarily reflects a reduction in various transaction costs associated with the Company's efforts to sell selected assets and the Company itself. Specifically, during 2000, $11.4 million of expenses were recognized in connection with the Company's Merger Agreement with Liberty, primarily investment banker and legal costs, and an additional $3.0 million of costs were accrued during the first quarter of 2000 in conjunction with the contemplated settlement of the Shareholder lawsuits (see Note 8 of Notes to Consolidated Financial Statements). In contrast, during 1999, $3.7 million was incurred for the Company's stock appreciation rights due to increases in the Company's stock price, $1.9 million in expenses were recognized for severance payments made to the Company's former President and Chief Executive Officer, costs of $.8 million were incurred in conjunction with the settlement of the Shareholder lawsuits, and costs of $13.3 million were recognized in connection with the Company's unsuccessful efforts in 1999 to sell its Sports-related business and have its continuing operations acquired by Liberty in a stock-for-stock merger (see Note 2 of the Notes to Consolidated Financial Statements). In addition, expenses have also decreased due to reductions in salaries and employee benefit costs at the parent company in 2000 due to a reduction in employees, reduced legal and professional service costs and various other cost containment efforts.

Interest and Other Income (Expense)

    Interest and other income (expense) increased by $1.3 million during the year ended December 31, 2000 as compared to the year ended December 31, 1999. This increase is due to an increase in interest income of $7.8 million from interest earned on the cash proceeds received from the sale of the Sports-related businesses, offset by the non-recurrence of a $1.8 million gain at corporate from the sale of investment securities during the third quarter of 1999 and the impairment and settlement loss recognized on OCC's investment in MagiNet of $4.8 million during the fourth quarter of 2000 (see Note 8 of Notes to Consolidated Financial Statements).

Interest Expense

    Interest expense increased $8.3 million in the year ended December 31, 2000 as compared to the year ended December 31, 1999. This increase is attributable to additional borrowings incurred at OCC during 2000 combined with an increase in interest rates applicable to these borrowings and additional borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's Senior Notes.

Income Tax Benefit

    The Company recorded an income tax benefit from continuing operations of $3.5 million, or 9.0% of losses from continuing operations, during the year ended December 31, 2000 as compared to an income tax benefit of $2.3 million, or 4.5% of losses from continuing operations, during the year ended December 31, 1999. The increase in the Company's effective tax benefit during the year ended December 31, 2000 is due to the Company's ability to utilize tax benefits from its operating loss carryforwards due to the Company's sale of its Sports-related businesses and the Company being a member of Liberty's consolidated tax group. Prior to the Merger, the Company was unable to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

Minority Interest

    Minority interest reflects the losses attributable to the minority interest in the Company's 56.1% owned subsidiary, OCC.

Discontinued Operations

    The combined income from discontinued operations totaled $3.6 million during the year ended December 31, 2000 as compared to a loss of $26.2 million during 1999. The decreased loss is primarily due to the improvement in the operations of the Colorado Avalanche, the Arena Company and the Denver Nuggets through the date of sale, July 6, 2000, and the lack of operations during the second half of 2000. The improvement in operating results for the Avalanche during the first six months of 2000 is attributable to an increase in revenues from more home games and an incremental increase in attendance, which resulted in increased ticket and ancillary sales revenues (parking and concessions) combined with an increase in playoff revenues from the team's participation in the 2000 Stanley Cup playoffs. The Arena Company's improved financial results are due principally to the Arena Company being an operating entity during the first half of 2000, as compared to being under construction during the comparable period in 1999. Finally, revenues for the Nuggets increased during the six months ended June 30, 2000 as compared to 1999 and this increase more than offset the increase in operating expenses (primarily player salaries) during this same period.

    The $135.5 million gain from sale of discontinued operations, net of taxes, during the year ended December 31, 2000 reflects a $1.7 million gain, net of taxes, from the sale of the Company's remaining 10% interest in Beacon and a $133.8 million gain, net of taxes, recognized from the sale of the Company's Sports-related businesses. The $0.2 million loss from sale of discontinued operations, net of taxes, during the year ended December 31, 1999 reflects the loss from the sale of 90% of the Company's interest in Beacon.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $249.1 million since December 31, 1999 to $309.4 million at December 31, 2000. The primary sources of cash during 2000 were cash from the sale of the Sports-related assets of $267.7 million, cash from continuing operating activities of $54.5 million and bank borrowings at OCC of $67.1 million. Cash was expended primarily for property and equipment at OCC, specifically $117.8 million of capital expenditures were incurred at OCC, primarily for the hotel installations with the OCX and OCV systems, the conversion of SpectraVision systems and OCV systems to OCX, increased inventory, and internal fixed asset purchases.

    Long-term debt totaled $426.4 million at December 31, 2000 as compared to $339.9 million at December 31, 1999. The increase in long-term debt is attributable to additional bank borrowings of $67.1 million at OCC and the accretion of interest on the Company's Senior Notes. In connection with the sale of the Sports-related businesses, the Arena Notes remained the obligation of an entity acquired by the Kroenke entities (see Note 2 of Notes to Consolidated financial statements).

    The Company's cash requirements during 2001 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems and internal fixed asset purchases, which are anticipated to be approximately $100.0 million to $120.0 million, (ii) funding the operating requirements of Ascent and OCC, including additional OCC relocation costs estimated at $11.0 million to $12.0 million, (iii) the payment of interest under the OCC Credit Facility, as amended, (iv) the payment of legal settlement costs relating to the Shareholder lawsuits (see Note 8 of Notes to Consolidated Financial Statements), (v) funding of equity investments made by OCC, and (vi) the redemption, if any, of the Company's Senior Notes or, pursuant to an offer to Repurchase described below.

    At December 31, 2000, OCC had $247.1 million outstanding under the OCC Credit Facility. OCC's ability to draw additional funds under this facility is limited by the total amount of borrowing permitted by the OCC Credit Facility and certain financial covenants contained in that facility. Subject to the following paragraph, OCC could obtain an additional $72.9 million in long term financing under the OCC Credit Facility. In addition to the limitations on borrowing contained in the OCC Credit Facility, certain covenants in the Company's Senior Notes effectively prevent OCC's total indebtedness from exceeding an aggregate of $275.0 million so long as such notes are outstanding. At March 30, 2001, the total indebtedness of OCC was equal to $275 million, and therefore no funds are or will be available for borrowing under the OCC Credit Facility while the Company's Senior Notes remain outstanding. Without additional sources of capital, OCC will not be able to satisfy its future working capital, capital expenditure and debt service requirements from existing cash, cash generated from operations and funds available under existing borrowing arrangements. It will be necessary for the OCC to raise additional capital through additional debt or equity financing in order to satisfy these requirements. However, there can be no assurance that such financing would be available on terms acceptable to OCC or, if available, that the proceeds of such financing would be sufficient to enable OCC to satisfy all of its requirements. In addition, so long as the Company's Senior Notes are outstanding, OCC will not be able to raise additional debt financing. If OCC is unable to raise additional financing, OCC will need to reduce its capital spending well below the levels stated above for the year 2001.

    Pursuant to the terms of the Senior Notes and as a result of the acquisition by Liberty of the Company, the Company offered to redeem the Senior Notes at 101% of their accreted value as of May 31, 2000 (see Note 6 of Notes to Consolidated Financial Statements). A total of $350,000 was paid to noteholders who tendered. Under the terms of Ascent's outstanding Senior Notes, to the extent that within one year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior
Note Indenture including further equity investments in OCC, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. Management of the Company is exploring its alternatives with respect to the repayment of the Senior Notes. However, the net cash proceeds received from the closing of the Sports sale and if the Put Option or Call Option is exercised, proceeds from the resulting sale of the balance of its interest in LNS (see Note 2 of the Notes to Consolidated Financial Statements) should be adequate to satisfy all of the Company's obligations under the Senior Notes.

    Management of the Company continues to focus its efforts on the operations of OCC and OCC's strategies to successfully upgrade and expand OCC's technology and service offerings and to convert hotel rooms to OCC's OCX system.

Inflation

    Inflation has not significantly impacted the Company's financial position or operations.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio, including restricted investments, and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy and debt restrictions, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and attempts to ensure the safety and preservation of its invested funds by limiting default risk and market risk.

    The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At December 31, 2000, the weighted average interest rate on the Company's cash and cash equivalent balance of $309.4 million was 5.86% consisting of fixed rate short-term investments.

    The Company does have exposure to interest rate changes for portions of its debt obligations. No exposure to interest rate fluctuations exists on the Company's Senior Notes as they represent fixed-rate obligations. However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios at OCC. At December 31, 2000, OCC had $247.1 million outstanding under the OCC Revolving Credit Facility, with a weighted average interest rate of approximately 8.151%. Assuming no increase or decrease in the amount outstanding a hypothetical immediate 100 basis point increase (or decrease) in interest rates at December 31, 2000 would increase (or decrease) the Company's annual interest expense and cash outflow by approximately $2.5 million.

    The estimated fair value of Company's Senior Secured Discount Notes was $184,000,000 and $157,000,000 at December 31, 2000 and 1999, respectively. This value was estimated by obtaining a yield-adjusted price as of December 31, 2000, for each obligation from an investment banker. The fair values of the Company's remaining long-term liabilities and other financial instruments approximate their carrying values. The book value of the Company's Senior Secured Discount Notes was $179,263,000 and $142,537,000 at December 31, 2000 and 1999 respectively.

    Foreign Currency Risk. The Company, through OCC, transacts business in various foreign currencies, primarily in Canada, Asia and in certain European countries. The Company believes the risks of foreign exchange rate fluctuations on its present operations are not material to the Company's overall financial condition. However, should the Company's international operations continue to grow, the Company will consider using foreign currency contracts, swap arrangements or other financial instruments designed to limit exposure to foreign exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Ascent Entertainment Group, Inc.:

We have audited the accompanying consolidated balance sheet of Ascent Entertainment Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2000. Our audit also included the financial statement schedule for the year ended December 31, 2000 listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.






KPMG LLP

Denver, Colorado
February 16, 2001, except as to the first paragraph of Note 15, which is as of March 30, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Ascent Entertainment Group, Inc.:

    We have audited the accompanying consolidated balance sheet of Ascent Entertainment Group, Inc. and its subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule for the years ended December 31, 1999 and 1998 listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascent Entertainment Group, Inc. and its subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.






Deloitte & Touche LLP

Denver, Colorado
March 10, 2000

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A wholly owned subsidiary of Liberty Media Corporation)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                    (in thousands, except par value amounts)


                                                                                                2000          1999
                                                                                            ----------    ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ............................................................   $  309,488    $   60,349
   Receivables, net (Note 4) ............................................................       38,275        33,492
   Prepaid expenses .....................................................................        2,132         1,253
   Income taxes receivable (Note 7) .....................................................           --         2,050
   Other current assets .................................................................          172           289
   Net assets of discontinued operations (Note 3) .......................................           --        82,216
                                                                                            ----------    ----------
    Total current assets ................................................................      350,067       179,649
                                                                                            ----------    ----------

Property and equipment, net (Note 5) ....................................................      324,701       294,498
Goodwill, net ...........................................................................       83,669        90,086
Other investments .......................................................................        1,563           364
Deferred income taxes (Note 7) ..........................................................       17,956         9,320
Other assets, net (Note 7) ..............................................................       12,880         7,384
                                                                                            ----------    ----------

Total assets ............................................................................   $  790,836    $  581,301
                                                                                            ==========    ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

   Accounts payable .....................................................................   $   41,783    $   32,038
   Payable to stockholder, net (Note 7) .................................................       34,166            --
   Deferred income ......................................................................        1,271           788
   Other taxes payable ..................................................................        4,113         5,476
   Accrued compensation .................................................................        9,386        10,715
   Other accrued liabilities ............................................................       17,601        16,820
   Current portion of capital lease obligations (Note 8) ................................          705         2,533
                                                                                            ----------    ----------
    Total current liabilities ...........................................................      109,025        68,370
                                                                                            ----------    ----------

Long-term debt (Note 6) .................................................................      426,396       339,922
Obligations under capital leases and other long-term liabilities (Notes 8) ..............        1,656         2,082
                                                                                            ----------    ----------

       Total liabilities ................................................................      537,077       410,374
                                                                                            ----------    ----------

Minority interest .......................................................................       54,816        71,206
Commitments and contingencies (Notes 2, 6 and 8).........................................

Stockholder's equity (Notes 2 and 9):
   Preferred stock, par value $.01 per share, 5,000 shares authorized and none
     Outstanding at December 31, 1999 and none authorized at December 31,  2000 .........           --            --

   Common stock, par value $.01 per share, 60,000 shares authorized,
    29,756 shares issued and outstanding at December 31, 1999; 50,000 shares
    authorized, and 1,000 shares issued and outstanding at December 31, 2000 ............            1           297

   Additional paid-in capital ...........................................................      307,509       307,873
   Accumulated deficit ..................................................................     (108,567)     (208,449)
                                                                                            ----------    ----------

       Total stockholder's equity .......................................................      198,943        99,721
                                                                                            ----------    ----------

Total liabilities and stockholders' equity ..............................................   $  790,836    $  581,301
                                                                                            ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A wholly owned subsidiary of Liberty Media Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                                  2000           1999           1998
                                                                              -----------    -----------    -----------
Revenues (Notes 8 and 11, and Note 11 for related party revenues) .........   $   287,864    $   275,379    $   261,276
                                                                              -----------    -----------    -----------

Operating expenses:
       Cost of services ...................................................       209,891        187,302        178,262
       Depreciation and amortization ......................................        88,268        104,283         98,194
       General and administrative (Notes 2 and 3) .........................        18,699         26,161          7,651
                                                                              -----------    -----------    -----------
               Total operating expenses ...................................       316,858        317,746        284,107
                                                                              -----------    -----------    -----------

Operating loss ............................................................       (28,994)       (42,367)       (22,831)

Interest and other income (expense), net ..................................         6,787          5,531          1,942
Interest expense, net (Notes 6 and 12) ....................................       (37,608)       (29,265)       (24,473)
                                                                              -----------    -----------    -----------

Loss from continuing operations before taxes and minority interest ........       (59,815)       (66,101)       (45,362)
Income tax benefit (Note 7) ...............................................         3,546          2,277          2,248
                                                                              -----------    -----------    -----------

Loss from continuing operations before minority interest ..................       (56,269)       (63,824)       (43,114)
Minority interest .........................................................        17,058         12,706         11,188
                                                                              -----------    -----------    -----------

Loss from continuing operations ...........................................       (39,211)       (51,118)       (31,926)
Income (loss) from discontinued operations, net of taxes (Note 3) .........         3,631        (26,243)       (17,799)
Gain (loss) from sale of discontinued operations, net of taxes ............       135,462           (216)            --
                                                                              -----------    -----------    -----------
Net income (loss) .........................................................   $    99,882    $   (77,577)   $   (49,725)
                                                                              ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A wholly owned subsidiary of Liberty Media Corporation)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  Years ended December 31, 2000, 1999, and 1998
                                 (in thousands)


                                                        2000         1999         1998
                                                     ----------   ----------    ----------
Net income (loss) ................................   $   99,882   $  (77,577)   $  (49,725)
                                                     ----------   ----------    ----------
Other comprehensive income (loss):
  Unrealized loss on securities ..................           --       (1,143)         (857)
  Income tax benefit related to items of
    other comprehensive loss .....................           --          400           300
                                                     ----------   ----------    ----------
  Other comprehensive loss, net of tax ...........           --         (743)         (557)
                                                     ----------   ----------    ----------
Comprehensive income (loss) ......................   $   99,882   $  (78,320)   $  (50,282)
                                                     ==========   ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A wholly owned subsidiary of Liberty Media Corporation)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                               ACCUMULATED
                                                             ADDITIONAL                           OTHER           TOTAL
                                              COMMON          PAID-IN         ACCUMULATED     COMPREHENSIVE    STOCKHOLDER'S
                                               STOCK          CAPITAL           DEFICIT       INCOME (LOSS)       EQUITY
                                           -------------    -------------    -------------    -------------    -------------
Balance at
January 1, 1998 ........................   $         297    $     307,248    $     (81,147)   $       1,300    $     227,698

 Net loss ..............................              --               --          (49,725)              --          (49,725)
 Other comprehensive loss, net .........              --               --               --             (557)            (557)
 Other .................................              --             (890)              --               --             (890)
                                           -------------    -------------    -------------    -------------    -------------

Balance at
December 31, 1998 ......................             297          306,358         (130,872)             743          176,526

 Net loss ..............................              --               --          (77,577)              --          (77,577)
 Other comprehensive loss, net .........              --               --               --             (743)            (743)
 Other .................................              --            1,515               --               --            1,515
                                           -------------    -------------    -------------    -------------    -------------

Balance at
December 31, 1999 ......................             297          307,873         (208,449)              --           99,721

 Net income ............................              --               --           99,882               --           99,882
 Common shares retired .................            (297)              --               --               --             (297)
 Common shares issued ..................               1               --               --               --                1
 Other .................................              --             (364)              --               --             (364)
                                           -------------    -------------    -------------    -------------    -------------

Balance at
December 31, 2000 ......................   $           1    $     307,509    $    (108,567)   $          --    $     198,943
                                           =============    =============    =============    =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A wholly owned subsidiary of Liberty Media Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                                     2000           1999           1998
                                                                                  -----------    -----------    -----------
OPERATING ACTIVITIES:
 Net income (loss) .............................................................   $    99,882    $   (77,577)   $   (49,725)
 Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
   Depreciation and amortization ...............................................        88,268        104,283         98,194
   Minority interest in losses of subsidiaries .................................       (17,058)       (12,706)       (11,188)
   (Income)/Loss from discontinued operations, net of tax ......................        (3,631)        26,243         17,799
   (Gain)/Loss from sale of discontinued operations, net of tax ................      (135,462)           216             --
   Legal Settlement/Impairment Loss ............................................         5,734             --            856
   Gain on sale of investments .................................................            --         (1,758)            --
   Accretion of discount on Senior Secured Discount Notes ......................        19,341         17,385         15,579

  (Gain) Loss on disposals of property and equipment ...........................            --             --             72
 Changes in operating assets and liabilities:
    Current assets .............................................................        (3,363)         2,730          4,972
    Current liabilities ........................................................        40,655         (8,277)         6,988
    Noncurrent assets ..........................................................       (39,472)        11,053         (4,509)
    Noncurrent liabilities .....................................................          (422)         2,525         (6,712)
                                                                                   -----------    -----------    -----------
 Net cash provided by operating activities of continuing operations ............        54,472         64,117         72,326
 Net cash provided by (used in) discontinued operations ........................       (12,863)         4,553          2,186
                                                                                   -----------    -----------    -----------
 Net cash provided by operating activities .....................................        41,609         68,670         74,512
                                                                                   -----------    -----------    -----------

INVESTING ACTIVITIES:

   Proceeds from sale of discontinued operations ...............................       269,772         15,893           --
   Proceeds from notes and other long-term receivable ..........................            --             --          2,703
   Proceeds from sale of investments ...........................................        (1,215)         1,758            396
   Purchase of property and equipment ..........................................      (118,232)       (86,080)       (86,633)
   Investments and advances to unconsolidated businesses .......................        (7,675)            --             --
                                                                                   -----------    -----------    -----------
 Net cash provided by (used in) investing activities ...........................       142,650        (68,429)       (83,534)
                                                                                   -----------    -----------    -----------

FINANCING ACTIVITIES:


   Proceeds from borrowings under new OCC credit facility ......................       247,133             --             --
   Payments on obligations under capital lease .................................        (2,253)        (1,468)            --
   Proceeds from borrowings under former OCC credit facilities .................        30,000         17,000         30,000
   Repayments of borrowings under former OCC credit facilities .................      (210,000)            --             --
                                                                                   -----------    -----------    -----------
 Net cash provided by financing activities .....................................        64,880         15,532         30,000
                                                                                   -----------    -----------    -----------

 Net increase in cash and cash equivalents .....................................       249,139         15,773         20,978

 Cash and cash equivalents, beginning of year ..................................        60,349         44,576         23,598
                                                                                   -----------    -----------    -----------

 Cash and cash equivalents, end of year ........................................   $   309,488    $    60,349    $    44,576
                                                                                   ===========    ===========    ===========

Supplemental cash flow information:
 Interest paid .................................................................   $    13,848    $     9,843    $     9,856
                                                                                   ===========    ===========    ===========

 Income taxes paid .............................................................   $       131    $     2,721    $       581
                                                                                   ===========    ===========    ===========

Non-cash investing and financing activities:

   Capitalized lease obligations incurred at OCC ...............................   $      --      $     5,760    $        --
                                                                                   ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A wholly owned subsidiary of Liberty Media Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Note 1 - Organization and Summary of Significant Accounting Policies:

    The accounting and reporting practices of Ascent Entertainment Group, Inc. (the "Company" or "Ascent") and its majority owned subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a summary of the Company's significant accounting and reporting policies.

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiary, On Command Corporation ("OCC"). LiveWire Network Services, LLC, a majority owned subsidiary of Ascent, was formed on November 15, 2000 to own the assets previously directly held by Ascent in its Ascent Network Services division (see Note 2). The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports-related businesses"), which the Company sold in July 2000 (see Note
3). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold in January 1999 and the remainder in July 2000.

    OCC provides video distribution and pay-per-view video entertainment services to the lodging industry and has operating subsidiaries or branches in the United States, Canada, Mexico, Hong Kong, Singapore, Thailand, the United Kingdom, Spain and Australia. Effective October 8, 1996, OCC acquired the assets, properties and certain liabilities of SpectraVision, Inc. (the "SpectraVision Acquisition"), a leading provider of in-room video entertainment services to the lodging industry. Prior to the acquisition of SpectraVision, On Command Video Corporation ("OCV"), formerly an 84% owned subsidiary of Ascent, was merged with a subsidiary of OCC and became a wholly owned subsidiary of OCC pursuant to an Agreement and Plan of Merger. LNS provides video distribution services to the National Broadcasting Company ("NBC") television network and other private networks.

    Ascent executed an initial public offering (the "Ascent IPO") of its common stock on December 18, 1995. Prior to the Ascent IPO, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement, both dated as of June 3, 1997 (see Notes 7 and 12) in connection with the Distribution. As a result of the Distribution, Ascent became an independent publicly held corporation.

Cash and Cash Equivalents. Ascent considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Installed video systems consist of equipment, related costs of manufacturing, and costs of installation at hotel locations. Distribution systems to networks consist of equipment at network affiliates and the related costs of installation. Capitalized leases are recorded at the present value of future lease payments. Construction in progress consists of purchased and manufactured parts of partially constructed video systems at OCC.

Depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated service life of each asset, generally three to eight years, or lease terms. Video systems and equipment acquired in the acquisition of SpectraVision (see Note 5) were depreciated over 3 years.

Goodwill. The consolidated balance sheets include goodwill related to the acquisitions of On Command Video Corporation and SpectraVision by OCC. Goodwill is amortized over 10 to 25 years. Accumulated goodwill amortization was $34,075,000 and $27,657,000 at December 31, 2000 and 1999, respectively.

Evaluation of Long-Lived Assets. The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Investments. Other investments at December 31, 2000, consists of OCC's investment in MagiNet Corporation (MagiNet), a private company (see Note 8) and STS Hotel Net, LLC ("STS"). Other investments are accounted for at cost, net of appropriate reserves for declines in value based on management's evaluation. At December 31, 1999, other investments consisted of OCC's investment in MagiNet Corporation (MagiNet), a private company and the Company's 10% ownership interest in Beacon Communications, LLC (see Note 3). The Company's investment in marketable equity securities was sold in 1999 for a net gain of $1.8 million which is included in other income in the accompanying financial statements.

Debt Issuance Costs. Costs associated with the issuance of the Company's Senior Secured Discount notes and current credit facilities are capitalized and amortized over the term of the related borrowing or facility. Amortization of debt issuance costs is charged to operations and is included in interest expense.

Revenue and Cost Recognition. OCC installs pay-per-view video systems in hotels, generally under five to seven-year agreements. Revenue from the sale of video systems is recognized when the equipment is shipped, except for systems requiring installation by OCC, which is recognized upon completion of the installation and acceptance by the customer. Revenues from video management services, prewire and royalties are recognized when earned. OCC recognizes pay-per-view revenue at the time of viewing and payment is considered probable.

General and administrative expense. General and administrative expenses include only those costs incurred by the parent company, Ascent Entertainment Group, Inc. Similar costs incurred by the Company's division and majority-owned subsidiary are included in the cost of services in the accompanying consolidated statements of operations. For the years ended December 31, 2000, 1999, and 1998, the Company's subsidiary incurred related costs of $18,699,000, $26,130,000 and $24,448,000 respectively.

Research and Development Costs. Research and development costs are charged to operations as incurred. These costs are included in cost of services in the consolidated statements of operations. The amounts charged were $8,461,000, $8,479,000 and $7,537,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Internally Developed Software. OCC capitalizes certain internal development software costs in accordance with SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Amortization commences when the software is ready for its intended use. Software is generally amortized over five years. Capitalized costs primarily include internal salaries and wages of individuals dedicated to the development of internal use software. OCC capitalized software development costs of $4,088,000, $5,700,000 and $4,100,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

Use of Estimates, Significant Risks and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, the estimated useful lives of video systems and property and equipment, intangible assets, including goodwill, reducing construction in progress to its net realizable value and the amounts of certain accrued liabilities. Actual results could differ from these estimates.

    The Company participates in the highly competitive multimedia distribution and network services businesses and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations; declines in hotel occupancy as a result of general business, economic, seasonal or other factors; loss of one or more of its major hotel chain customers; ability for OCC to obtain additional capital to finance capital expenditures; ability to maintain compliance with the OCC Credit Facility covenants; ability to retain senior management and key employees; and risks of technological obsolescence.

Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for the Company's fiscal year ended December 31, 2000. The adoption of SFAS No. 133 did not have any impact on the Company's financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The provisions of SAB 101 and certain related Emerging Issue Task Force Consensuses were required to be adopted in the quarter ended December 31, 2000, retroactive to January 1, 2000, with any cumulative effect as January 1, 2000 reported as the cumulative effect of a change in accounting principle. The adoption of SAB 101 resulted in no recognition of a cumulative effect of a change in accounting principle.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Business Combinations and Other Investments

    Merger Agreement - On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer"), offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 which expired at midnight on March 27, 2000 whereupon approximately 25.2 million shares of Ascent common stock were validly tendered and not withdrawn pursuant to the Offer. On March 28, 2000, Merger Sub accepted for payment all shares of Ascent common stock tendered, which constituted approximately 85% of the total outstanding shares of Ascent common stock. Merger Sub purchased such shares at an aggregate purchase price of approximately $385 million with funds contributed to it by Liberty from its cash on hand. Under the terms of the Merger Agreement, Merger Sub was merged with and into Ascent (the "Merger") on June 8, 2000. At the time of the Merger, Ascent became an indirect, wholly-owned subsidiary of Liberty and all outstanding shares not owned by Liberty with respect to which appraisal rights were not properly exercised were converted into the right to receive $15.25 per share in cash on the terms and conditions set forth in the Merger Agreement. Pursuant to the Merger, the charter of Merger Sub immediately prior to the Merger became the charter of the Company effective upon the Merger, each outstanding share of the Company's common stock held by Liberty or Merger Sub was canceled and each outstanding share of common stock of Merger Sub was converted into a share of Common Stock of the Company. There are 1,000 shares of Common Stock of the Company outstanding, all of which are held indirectly by Liberty. During 2000, the Company expensed approximately $8.4 million of costs associated with the Merger Agreement, primarily investment banker and legal costs, and has included these costs in general and administrative expenses during the year ended December 31, 2000.

    In connection with this Merger, Liberty did not push down the purchase consideration since the Company's outstanding Senior Secured Notes are publicly held.

    LiveWire Network Services, LLC - LiveWire Network Services, LLC (LNS) was formed on November 15, 2000 to acquire the assets of the Company's former Ascent Network Services (ANS) division. On January 5, 2001, all of the assets used in connection with the ANS business were transferred to LiveWire Network Services, LLC (LNS), a newly formed and wholly owned subsidiary of the Company. The Company transferred a 1% ownership interest in LNS to Liberty LiveWire Corporation (LiveWire), a majority-owned subsidiary of Liberty, in exchange for $300,000 in cash and the Company and LiveWire became parties to the Operating Agreement of LNS. Under the Purchase Agreement between the Company and LiveWire, the Company and LNS executed a Contribution and Assumption Agreement pursuant to which LNS assumed all liabilities, obligations and commitments of the Company relating to the ANS business, whether before or after the January 5, 2001.

    The Operating Agreement of LNS provides (i) that as of January 5, 2001, LiveWire will be the manager of LNS, (ii) that LiveWire will receive an amount equal to $800,000 per month from available cash of LNS as a guaranteed payment to compensate LiveWire as the manager of LNS, (iii) that the Company has the right to receive a preferred return in the amount of ten percent per annum, compounded quarterly, on the balance of the Company's capital account as of January 5, 2001 ($29,700,000), calculated for the period beginning on January 5, 2001 and ending on the date on which the members of LNS receive final liquidating distributions (the "Preferred Return"), and (iv) for the implementation of the Put-Call. Pursuant to the Put-Call, (i) at any time on or after March 1, 2001 (the "Put Exercise Date"), the Company will have the right to require LiveWire to purchase all, but not less than all, of the Company's ownership interest in LNS (the "Put Option") for a purchase price equal to $29,700,000, plus a 10% return, compounded quarterly, minus the amount of any Preferred Return that has been distributed to the Company, and (ii) at any time on or after June 1, 2001 (the "Call Exercise Date"), LiveWire will have the right to require the Company to sell all, but not less than all, of the Company's ownership interest in LNS (the "Call Option") for a purchase price equal to $29,700,0000, plus 10%, compounded quarterly, minus the amount of any Preferred Return that has been distributed to the Company. If LiveWire exercises the Call Option, the Company will have the right, in its discretion, to postpone the Call Option closing date to a date no later than December 31, 2001. If the Company exercises the Put Option and LiveWire does not fulfill its obligations under the Operating Agreement, in addition to any other rights or remedies provided by law, in equity or other wise, the Company will have the right to require LiveWire to sell all, but not less than all, of LiveWire's ownership interest in LNS back to AEG for a purchase price equal to $300,000.

    Other Investments - On June 29, 2000, OCC made an investment of $2.0 million in an unrelated company, STS Hotel Net, LLC ("Hotel Net") for a 5% equity interest with an option (subject to certain conditions and satisfactory due diligence) to invest an additional $18 million for an additional 40% equity share. OCC declined to exercise this option during the fourth quarter of 2000 and recorded an impairment loss of $900,000 on its original investment in Hotel Net.

In addition, during 2000, OCC advanced to STSN, Inc. ("STSN") $5.0 million pursuant to the terms of a convertible promissory note due on the earlier of December 31, 2002 or the Secured Loan funding date and an advance of $1.4 million to Hotel Digital Network, Inc. ("DMN") pursuant to a convertible promissory note (see Note 15). These balances are included in other long-term assets in the accompanying financial statements as of December 31, 2000.

    Terminated Merger Agreement - Previously, on October 20, 1999, the Company entered into an Agreement and Plan of Merger with AT&T Corp., and Liberty. On November 29, 1999, Liberty terminated the Agreement and Plan of Merger due to the Company's amendment of a sale agreement for its Sports-related businesses and its inability to renegotiate the terms of the merger agreement with Liberty. Costs incurred in conjunction with the terminated Merger Agreement of approximately $1.3 million, primarily investment banker fees and attorney fees, were expensed and are included in General and Administrative Expenses in the accompanying statement of operations for the year ended December 31, 1999.


Note 3 -- Discontinued Operations:

    Beacon - On January 20, 1999, the Company sold 90% of its interest in Beacon to an investor group controlled by Beacon's management and venture capital investors (the "Buyers") pursuant to a Purchase and Sale Agreement (the "Beacon Purchase Agreement"). The purchase price for the 90% interest was $19.0 million in cash, net of certain adjustments. At closing, approximately $15.9 million in cash was received. After the sale of the 90% interest, the Company had no future obligations to fund any of Beacon's liabilities or film development or production commitments. During the first quarter of 1999, the Company reported a gain of $3.2 million on the sale of 90% of its interest in Beacon.

    During the second and third quarters of 1999, the Company attempted to collect the remaining balance due under the Beacon Purchase Agreement of $900,000. Beacon filed a claim against the Company seeking an adjustment to the purchase price. Pursuant to the Beacon Purchase Agreement, any disputes or disagreements among the parties were to be settled pursuant to binding arbitration in the State of California. The arbitration commenced in November 1999 and on February 21, 2000, the arbitrator issued his opinion awarding Beacon approximately $3.5 million which was paid in May of 2000. Accordingly, the Company recorded a $3.5 million loss during the fourth quarter of 1999, resulting in the recognition of a $0.2 million loss (net of the gain recognized during the first quarter of 1999) from the sale of its 90% interest in Beacon during fiscal 1999.

    In July 2000, the Company exercised its option pursuant to an Option Agreement to require the Buyers to purchase Ascent's remaining 10% interest in Beacon. Subsequently, on July 3, 2000, the Company received $2.1 million in cash in accordance with the terms of the Option Agreement and assigned its interest in Beacon to the buyers. The Company recognized a gain of approximately $1.7 million, net of taxes, during the third quarter of 2000 in connection with the sale of its interest in Beacon.

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

    In the third quarter of 2000, Ascent reported a pre-tax gain, net of transaction costs, of approximately $133.8 million, net of taxes of $31.7 million, on the sale of the Sports-related businesses. Transaction costs, including investment banker and attorney fees and expenses and other associated costs of the transaction were approximately $3.4 million and have been netted against the gain from the transaction for financial reporting purposes.

    The Company began accounting for Beacon as a discontinued operation as of December 31, 1998 and for the Sports-related businesses as a discontinued operation as of March 31, 1999, pursuant to guidance contained in Emerging Issues Task Force Issue No. 95-18, "Accounting and Reporting for Discontinued Business Segment when the Measurement Date occurs after the Balance Sheet Date but before the Issuance of the Financial Statements." Accordingly, the consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of Beacon and the Sports-related businesses as discontinued operations. The loss from discontinued operations of Beacon and the Sports-related businesses, net of taxes, for the years ended December 31, 2000, 1999 and 1998 is composed of the following:

                                                                      YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                               2000           1999                            1998
                                           ------------   ------------    --------------------------------------------
                                             SPORTS         SPORTS          SPORTS
                                             RELATED        RELATED         RELATED                           1998
                                            BUSINESSES     BUSINESSES      BUSINESSES        BEACON           TOTAL
                                           ------------   ------------    ------------    ------------    ------------
                                                                         (IN THOUSANDS)
Revenues ...............................   $    117,050   $    125,125    $     82,353    $     28,195    $    110,548
                                           ============   ============    ============    ============    ============
Loss from discontinued operations ......          3,631        (28,134)   $    (17,155)   $     (4,798)   $    (21,953)
 before taxes
Income tax benefit .....................             --          1,891           3,264             890           4,154
                                           ------------   ------------    ------------    ------------    ------------
Loss from discontinued operations ......   $      3,631   $    (26,243)   $    (13,891)   $     (3,908)   $    (17,799)
                                           ============   ============    ============    ============    ============



    The net assets of the discontinued operations included in the consolidated balance sheets as of December 31, 1999 consists of the following:

                                                           (IN THOUSANDS)
                                                           -------------
Current assets .........................................   $      61,997
Property and equipment, net ............................         194,823
Restricted cash held in trust ..........................          30,915
Film inventory .........................................              --
Franchise rights, net ..................................          87,745
Other assets ...........................................          21,685
Current liabilities, including current portion of
     Arena Notes .......................................        (154,680)
Non-recourse Arena Notes and other obligations .........        (126,685)
Other long term liabilities ............................         (33,584)
                                                           -------------

Net assets of discontinued operations ..................   $      82,216
                                                           =============

    Forgone transaction costs, totaling $12.0 million, which include investment banker and attorney fees and expenses, fees payable to William and Nancy Laurie in conjunction with the termination of the previous agreement between Ascent and the Lauries, which was entered into on April 25, 1999 and other costs associated with the Company's attempts to sell its Sports-related businesses during 1999 have been expensed and are included in General and Administrative Expenses in the accompanying statement of operations for the year ended December 31, 1999. Fees totaling approximately $1.7 million and $1.8 million, respectively, were paid to Allen and Company, an investment banking firm in which a former Director of the Company was employed during the years ended December 31, 2000 and 1999.

Note 4 -- Receivables:

Receivables consist of the following at December 31, 2000 and 1999:

                                                    2000             1999
                                                ------------    ------------
                                                       (IN THOUSANDS)
Trade receivables ...........................   $     39,657    $     36,557

  Less allowance for doubtful accounts ......         (1,382)         (3,065)
                                                ------------    ------------
  Receivables, net ..........................   $     38,275    $     33,492
                                                ============    ============

    Ascent generates a substantial portion of its revenues from OCC and from hotel guests' usage of OCC pay-per-view video systems located in various hotels primarily throughout the United States, Canada, Mexico, Europe, Australia, and the Far East. OCC performs periodic credit evaluations of its installed hotel locations and generally requires no collateral. While the Company does maintain allowances for potential credit losses, actual bad debts have not been significant. Other than its investment in OCC's Series B Preferred Stock (see
Note 15), the Company invests its cash in high-credit quality instruments and/or institutions. These instruments are short-term in nature and, therefore, bear minimal interest rate or credit risk.

Note 5 -- Property and Equipment:

Property and equipment consists of the following at December 31, 2000 and 1999:


                                                               2000            1999
                                                           ------------    ------------
                                                                  (IN THOUSANDS)
Buildings and leasehold improvements ...................   $      1,937    $      1,687
Installed video systems ................................        625,696         546,618
Distribution systems to networks .......................         93,891          93,641
Leased vehicles under capital leases ...................          3,127           2,675
Furniture, fixtures and equipment ......................         39,066          28,323
                                                           ------------    ------------
    Total ..............................................        763,717         672,944
Less accumulated depreciation and amortization .........       (494,298)       (429,144)
                                                           ------------    ------------
Net property and equipment in service ..................        269,419         243,800
Construction-in-progress ...............................         55,282          50,698
                                                           ------------    ------------
   Property and equipment, net .........................   $    324,701    $    294,498
                                                           ============    ============

Vehicles acquired under capital leases had a cost basis of $3,127,000 at December 31, 2000, and $2,675,000 at December 31, 1999 less accumulated amortization of $1,221,000 and $453,900, respectively.

Note 6 -- Long-term debt:

Long-term debt consists of the following at December 31, 2000 and 1999:

                                                                                    2000         1999
                                                                                 ----------   ----------
                                                                                     (IN THOUSANDS)
OCC Revolving Credit Facility, variable rate, due 2005 .......................   $  247,133   $       --
Former OCC Credit Facility, paid in full, July 2000 ..........................           --     180,0000
Senior Secured Discount Notes, 11.875%, due 2004 net of unamortized
discount of $45,387 and $65,078 ..............................................      179,263     159,9222
                                                                                 ----------   ----------
               Total long-term debt ..........................................   $  426,396    $339,9222
                                                                                 ==========   ==========

OCC Credit Facilities - On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit facility"), that provides OCC with access to unsecured borrowings of up to $350.0 million for the next five years, with a maturity date in July 2005. Subsequently, on March 27, 2001, OCC and the banks amended the OCC Credit facility to decrease the maximum amount of borrowings under the Credit facility from $350.0 million to $320.0 million and restate other terms and conditions of the previous agreement. At December 31, 2000, there was $72.9 million of available borrowings under the OCC Credit Facility, as amended, subject to certain covenant restrictions. In addition to the limitations on borrowings contained in the OCC Credit Facility, certain covenants contained in the Indenture for the Company's Senior Secured Discount Notes discussed below effectively prevent OCC's total indebtedness from exceeding an aggregate of $275 million so long as the Company's Senior Secured Discount Notes are outstanding.

      Several options are available to borrow at floating interest rates based on LIBOR (London Interbank Offered Rate) or the bank's alternate base rate (prime rate) plus a spread that may range from 1.10% to 2.25%, depending on certain operating ratios of OCC. The new OCC Credit facility contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, incur debt or create liens on assets, among other things. In addition, the new OCC Credit facility requires OCC to meet certain leverage and interest coverage tests. OCC was in compliance with such covenants at December 31, 2000. In order to meet its business plan beyond the first quarter of 2001, OCC will need to raise additional financing. OCC is currently pursuing its alternatives in this area. If OCC is unable to raise additional financing, OCC would need to reduce its capital spending for the year 2001 which would inhibit its ability to grow.

      In connection with OCC entering into the new OCC Credit facility, the Company and the Indenture Trustee entered into a supplement to the Indenture for the Senior Notes to clarify that OCC's subsidiaries could guarantee the OCC Credit facility

Senior Secured Discount Notes - The Senior Secured Discount Notes ("Senior Notes"), which mature on December 15, 2004, were sold at a discount for an aggregate price of $126,663,750, representing a yield to maturity of 11.875% computed on a semi-annual bond equivalent basis from the date of issuance. Cash interest will not be payable on the Senior Notes prior to December 15, 2002. Commencing December 15, 2002, cash interest on the senior notes will accrue and thereafter will be payable on June 15 and December 15 of each year (commencing June 15, 2003) at a rate of 11.875% per annum. The Senior Notes are redeemable, at the option of Ascent, in whole or in part, on or after December 15, 2001, at specified redemption prices plus accrued and unpaid interest. In addition, at any time prior to December 15, 2000, Ascent may redeem up to 35% of the originally issued principal amount at maturity of the Senior Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price equal to 111.875% of the accreted value thereof to the redemption date. The Senior Notes are senior secured indebtedness of Ascent, secured by a pledge of all of the capital stock of OCC, now owned or hereafter acquired by Ascent. The Senior Notes rank senior to all existing and future subordinated indebtedness of Ascent and pari passu in right of payment to all unsubordinated indebtedness of Ascent. The Senior Notes contain covenants, which restrict, among other things, the Company's ability to pay dividends, incur additional indebtedness and the making of loans, investments and other defined payments. The net proceeds from the offering and sale of the Senior Notes of approximately $121.0 million, after deducting debt issuance costs, were used to repay outstanding indebtedness under Ascent's former credit facility.

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

    Under the terms of the Senior Notes, to the extent that within one year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note Indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value.

    Total minimum payments on long-term debt for the years subsequent to December 31, 2000, assuming the Senior Notes are not redeemed prior to maturity and the OCC Credit Facility is not extended, are as follows (in thousands):


              2001.............      $      --
              2002.............             --
              2003.............             --
              2004.............        225,000
              2005.............        247,133
              Thereafter.......             --
                                     ---------
              Total............      $ 472,133
                                     =========

Note 7   -- Income Taxes

    As a result of the Company becoming a member of Liberty's consolidated tax group for federal income tax purposes, the Company calculates its tax provision as if prepared on a separate return basis. Taxes payable or receivable with respect to periods after the Merger are being reflected in the receivable due from (to) Liberty and are settled annually. At December 31, 2000, the Company has recorded a tax payable to Liberty of $36.7 million and has included this amount in the Payable to Stockholder.

    Through June 27, 1997, the date of the Distribution, Ascent was a member of COMSAT's consolidated tax group for federal income tax purposes. Accordingly, Ascent prepared its tax provision based on Ascent's inclusion in COMSAT's consolidated tax return pursuant to the tax sharing agreement entered into in connection with the Offering. Such tax provision, up to the Distribution, was calculated as if prepared on a separate return basis. At December 31, 2000 and 1999, Ascent's tax receivable pursuant to the tax sharing agreement from COMSAT was $1,196,000. The balance due from COMSAT as of December 31, 2000 and 1999 is included in other long-term assets in the accompanying financial statements.

    The components of income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                 2000             1999             1998
                             -------------    -------------    -------------
                                             (IN THOUSANDS)
Federal:
   Current ..............   $      (4,083)   $          --    $         851
   Deferred .............             960           (2,477)          (2,815)
 State and local ........            (238)             162             (175)
 Foreign ................            (185)              38             (109)
                            -------------    -------------    -------------
   Total ................   $      (3,546)   $      (2,277)   $      (2,248)
                            =============    =============    =============

    The difference between the Company's income tax benefit computed at the statutory federal tax rate and Ascent's effective tax rate for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
                                                                              (IN THOUSANDS)
Federal income tax benefit computed at the statutory
    rate ...................................................   $    (20,935)   $    (23,135)   $    (15,877)
State income tax benefit, net of federal income tax
    benefit ................................................           (598)           (689)         (1,194)
Goodwill amortization ......................................          2,446           2,404           2,542
Foreign taxes ..............................................            185              38            (109)
Changes in valuation allowance .............................        (10,614)         26,839          15,815
Valuation allowance attributable to losses from
discontinued operations ....................................         26,401          (9,276)             --
Other ......................................................           (431)          1,542          (3,425)
                                                               ------------    ------------    ------------
 Income tax benefit from continuing operations .............   $     (3,546)   $     (2,277)   $     (2,248)
                                                               ============    ============    ============

    The net current and net non-current components of deferred tax assets and liabilities as shown on the balance sheets at December 31, 2000 and 1999 are:

                                                   2000          1999
                                                ----------    ----------
                                                      (IN THOUSANDS)
Current deferred tax asset
(liability) .................................   $     (747)   $       --
Non-current deferred tax asset ..............       18,703         9,320
                                                ----------    ----------
   Net deferred tax asset ...................   $   17,956    $    9,320
                                                ==========    ==========

    The deferred tax assets and liabilities at December 31, 2000 and 1999 are:

                                                    2000             1999
                                                ------------    ------------
                                                       (IN THOUSANDS)
Assets:
 Net operating loss carryforwards ...........   $     68,203    $     67,073
 Alternative minimum tax credit
   carryforwards ............................             --           9,320
 Other accrued liabilities ..................         23,827          19,071
 Other ......................................             --           3,970
 Valuation allowance ........................        (71,425)        (82,039)
                                                ------------    ------------
 Total deferred tax assets ..................         20,605          17,395
                                                ------------    ------------

Liabilities:
   Property and equipment, net ..............         (2,036)         (6,642)
   Other ....................................           (613)         (1,433)
                                                ------------    ------------
   Total deferred tax liabilities ...........         (2,649)         (8,075)
                                                ------------    ------------
Net deferred asset ..........................   $     17,956    $      9,320
                                                ============    ============

    In 2000, the Company reduced the valuation allowance applied against the net operating loss carryforwards and other deferred tax assets attributable to Ascent based upon the sale of the Company's Sports-related assets (see Note 3) and the Company becoming a member of Liberty's consolidated tax group.

    OCC has federal net operating loss carryforwards of approximately $165.0 million which expire beginning in 2010. However, because of the acquisition of SpectraVision by OCC, the pre-ownership change net operating loss carryforwards (approximately $43.0 million) are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $6.0 million. In addition, OCC has state net operating loss carryforwards of approximately $117.0 million which expire beginning in 2000 and may be subject to limitation in the event of certain defined changes in stock ownership. OCC's alternative minimum tax credit carryforwards of approximately $1.6 million and $251,000 at December 31, 2000 are available to offset future regular federal and state tax liabilities, respectively.

Note 8 -- Commitments and Contingencies

Facility and Equipment Leases. Ascent leases other facilities used by LNS from COMSAT under a three year lease. Total rental payments to COMSAT were approximately $52,000, $46,000 and $46,000 for the years ended December 31, 2000, 1999 and 1998, respectively. LNS' lease for its principal facility expires in February 2005.

      OCC leases its Denver corporate headquarters under a noncancellable operating lease which expires in June 2002. OCC also leases its former corporate headquarters and manufacturing facility located in San Jose, California under a noncancellable operating lease which expires in June 2004. In addition to lease payments, OCC is responsible for taxes, insurance and maintenance of the leased premises. The Company also leases certain other office space and equipment.

    Rental expenses for OCC's San Jose facility, the owner of which was former minority stockholder of OCC, were approximately $1,690,000, $1,690,000,and $1,553,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

    The Company and its subsidiary also lease equipment under noncancellable operating leases which extend through 2004. Rental expense under all noncancellable operating leases was approximately $3,609,000, $2,726,000 and $5,714,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The future minimum rental commitments under the Company's facility and equipment leases at December 31, 2000 are as follows (in thousands):

                  2001.....................    $  5,020
                  2002.....................       2,542
                  2003.....................       2,470
                  2004.....................       1,561
                  2005 and thereafter......         373
                                               --------
                     Total.................    $ 11,966
                                               ========

Capital Leases - During 2000, OCC amended certain of its operating lease agreements, primarily for vehicles and equipment, which were subsequently accounted for as capitalized leases. Certain of these leases contain restrictions including maintenance of certain operating ratios. Following is a summary of future minimum lease payments for OCC's capital lease obligations:

         Years ending December 31 (in thousands):
                 2001                                                      $   805
                 2002                                                          760
                 2003                                                          573
                 2004                                                            1
                                                                           -------
                 Total future minimum lease payments                         2,139
                 Less amounts representing interest                           (171)
                                                                           -------
                 Present value of future minimum lease payments              1,968
                 Less current portion                                         (705)
                                                                           -------

                 Long-term portion of capital lease obligations            $ 1,263
                                                                           =======


    Purchase Commitments - OCC has noncancellable commitments for the purchase of video systems and office equipment totaling $7,800,000 as of December 31, 2000.

      Relocation Costs - At December 31,2000, OCC was in the process of relocating its headquarter operations from San Jose, California, to Denver, Colorado. Most sales, marketing, field support, accounting, finance, and executive management were transitioned to Denver by the end of 2000. The cost of moving those departments was $6.1 million which has been recognized and recorded during the year ended December 31, 2000. The relocation expenses include severance, retention bonuses, search fees, contractors, travel and redundant operating expenses. The retention bonuses have been accrued ratably over the retention period (employees not relocating to Denver were offered bonuses to stay through the estimated transition date of December 31, 2000, although, for a few key employees the transition date extends into early 2001). The remaining expenses are recognized as they are incurred.

    Litigation. On September 11, 1998, OCC reached an agreement with LodgeNet Entertainment Corporation ("LodgeNet") to settle all pending litigation between the companies. As part of an otherwise confidential settlement, OCC received royalty payments, net of legal fees and expenses, in an aggregate amount of approximately $10,700,000 payable in three installments. OCC received the first payment of approximately $2,900,000 (net of expenses) in September 1998 and received the second payment of approximately $3,950,000 (net of expenses) in July 1999. OCC received the final payment of approximately $3,900,000 (net of expenses) in July 2000. OCC has recognized the royalty revenue as payments are received.

    In September 1998, OCV filed suit against MagiNet, alleging breach by MagiNet Corporation in the Superior Court, State of California, County of Santa Clara, Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and MagiNet was terminated by MagiNet's material breach. MagiNet counter-claimed against OCV, alleging, among other things, that OCV breached the license agreement. On January 4, 2001, OCC signed a settlement agreement with MagiNet. In exchange for contributing its Asia-Pacific subsidiary assets to MagiNet, payment of $1.0 million cash, and the issuance of 275,000 shares of OCC common stock, OCC will receive shares of MagiNet common stock representing approximately 7.5% of the issued and outstanding common equity of MagiNet. OCC also agreed that MagiNet will have an option, exercisable during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to require OCC to repurchase all, but not less than all, of the shares of OCC common stock issued to MagiNet at a per share price of $15.00. This option will not become exercisable, however, if (i) the closing price of OCC's common stock equals or exceeds $15.00 per share for a period of ten consecutive trading days occurring prior to the second anniversary of the execution of the settlement agreement and
(ii) all such shares held by MagiNet could have been sold in the public markets during such period, either because such shares are covered by an effective registration statement or such sale in the public markets would be exempt from registration. OCC estimated the fair value of its 7.5% interest in MagiNet at approximately $5.3 million and valued the assets, stock and cash transferred to MagiNet at $10.1 million. As a result, OCC recorded a charge of approximately $4.8 million in 2000 relating to this settlement.

    In June 1999, the Company and certain of its present and former directors were named as defendants in lawsuits filed by shareholders (the "Shareholder lawsuits") in the Delaware Court of Chancery. These proposed class actions asserted that the Company's then agreement to sell the Company's Sports-related businesses to entities controlled by William and Nancy Laurie constituted a sale of substantially all assets of the Company, thereby requiring a shareholder vote, and resulted from breaches of fiduciary duties by the director defendants (see Note 3). On June 23, 1999, the Company, the director defendants and the Laurie-controlled purchasing entities that were also named as defendants, entered into an agreement with the shareholder plaintiffs to settle the lawsuits. Under the settlement agreement, the Company, the director defendants, and the Laurie-controlled entities agreed, among other things, to amend the terms of the proposed sale to the Laurie entities to permit the Company to conduct a new process in which the Company would solicit additional offers for the purchase of the Sports-related businesses. The Company and the director defendants also agreed, among other things, to engage an additional investment banker to assist in the new auction process, and to add Peter W. May to the Company's Board of Directors. On July 27, 1999, as a result of the new auction process, the Company entered into a definitive agreement to sell the Sports-related businesses to The Sturm Group. The settlement of the Shareholder lawsuits was approved by the Delaware Court of Chancery during the fourth quarter of 2000. The settlement resulted in, among other things, the dismissal with prejudice of the claims asserted in the Shareholder lawsuits and the future payment by the Company of plaintiff attorney fees and expenses totaling $4.0 million. During the year ended December 31, 1999, the Company recorded a $1.0 million charge for potential costs anticipated with the contemplated settlement of the Shareholder lawsuits. During the first quarter of 2000, the Company recorded an additional $3.0 million charge for costs anticipated in conjunction with the Shareholder lawsuits and, as of December 31, 2000, the Company had accrued legal settlement costs totaling approximately $4.0. In February 2001, the Company made the payment due as approved by the Court.

    The Company is a party to certain additional legal proceedings in the ordinary course of its business. However, the Company does not believe that any such legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

Note 9 -- Stockholders' Equity

Stock Option Plans. Ascent adopted the 1995 Key Employee Stock Plan (the "Employee Plan") and the 1995 Non-Employee Directors Stock Plan (the "Directors Option Plan") contemporaneously with the Offering. The Employee Plan provides for the issuance of stock options, restricted stock awards, stock appreciation rights and other stock based awards and the Director Option Plan provided for the issuance of stock options and common stock. Options granted under the Employee or Director Option Plans generally expire 10 years from the date of grant. For each of the plans, options are generally granted at prices not less than the fair market value of the Company's common stock at the date of grant. In order for the Distribution to be tax-free (see Notes 1 and 12), the Distribution Agreement required Ascent to cancel substantially all of the outstanding options, and not to have any plans or agreements to issue stock. Therefore, in connection with the Distribution, the Director Option Plan was terminated as it only provided for the issuance of common stock and stock options. In addition, substantially all of the stock options previously granted under the Employee Plan (1,283,750 options) were canceled and, in exchange, option holders were issued stock appreciation rights ("SARs"), payable only in cash, with an exercise price equal to $9.53 per share, based on the average trading price of the Ascent common stock for five days commencing with the date of the Distribution. In June 1997, the Company also adopted the 1997 Non-employee Directors Stock Appreciation Rights Plan (the "Directors SAR Plan") approved by the stockholders in April 1998, pursuant to which each non-employee director was granted a SAR with respect to 100,000 shares of Ascent common stock with a three year vesting period. The exercise price for the non-employee directors SARs granted in 1997 is $8.27 per share, the market price on the date of the Distribution.

    During the year ended December 31, 1999, 100,000 SARs (exercise price of $13.82) were granted to a director of the Company under the Directors SAR Plan and, in January 2000, 240,000 options (exercise price of $11.91) were granted to certain executives of the Company under the Employee Plan.

    The Company's SARs permitted the optionee to surrender the SAR, in whole or in part, on any date that the fair market value of the Company's common stock exceeds the exercise price for the SAR and receive payment in cash. Payment would be equal to the excess of the fair market value of the shares reflected by the surrendered SAR over the exercise price for such shares. The SARs vest over either a three year or five year period from the date of grant of the SAR or option for which they were exchanged.. The change in value of SARs is reflected in the Company's statement of operations based upon the market value of the common stock. During the years ended December 31, 2000, 1999 and 1998, the Company recorded an expense (benefit) of $3,917,000, $3,512,000 and ($424,000) relating to the SARs, respectively.

    As a result of the acquisition by Liberty of the Company's stock pursuant to the Offer, which constituted a change in control under the terms of the Company's Employee, Directors Option and Directors SAR Plans, all outstanding options and SARs, not previously vested, immediately vested in accordance with the Plans. Pursuant to the Merger Agreement, cash payments totaling $7,133,000 were paid to participants in the Plans during the first half of 2000. Accordingly, the Company has no outstanding options or SARs as of December 31, 2000.

    The following is a summary of changes in shares under the Company's Stock
Plans:

                                                                      OPTIONS OUTSTANDING
                                                                 ------------------------------
                                                   OPTIONS                          WEIGHTED
                                                AVAILABLE FOR      NUMBER OF        AVERAGE
                                                    GRANT           SHARES       EXERCISE PRICE
                                                -------------    -------------   --------------
Balances, January 1, 1998 ...................         258,750           53,000    $       15.31
  Exercised .................................              --               --               --
  Canceled/Expired ..........................              --          (32,000)           16.31
  Options granted ...........................              --               --               --
                                                -------------    -------------    -------------
Balances, December 31, 1998 .................         258,750           21,000            13.79
  Conversion of options to SARs .............              --           (5,000)           15.00
  Canceled/Expired ..........................              --               --               --
  Options granted ...........................              --               --               --
                                                -------------    -------------    -------------
Balances, December 31, 1999 .................         258,750           16,000            13.41
  Conversion of options to SARs .............              --               --               --
  Canceled/Expired ..........................              --               --               --
  Options granted ...........................         240,000               --            11.91
  Exercised in conjunction
     with Merger ............................        (498,750)         (16,000)           15.25
                                                -------------    -------------    -------------
Balances, December 31, 2000 .................              --               --    $          --
                                                =============    =============    =============


OCC Stock Option Plans. OCC has also adopted a stock incentive plan (the "OCC Plan"), expiring in 2006, under which employees of OCC may be granted stock options, restricted stock awards, stock appreciation rights and other stock based awards. Under the OCC Plan options generally are granted at fair market value on the date of grant. At December 31, 2000, the OCC Plan has 11,623,402 shares reserved for issuance and options to purchase 3,998,575 shares of OCC stock were outstanding.

    In addition, OCC has also adopted a stock option plan for its independent directors (the "OCC Directors Plan"). The OCC Directors Plan authorizes the granting of an annual award of 400 shares of OCC's common stock and a one-time grant of a non-qualified option to purchase 50,000 shares of OCC's common stock (a "Director Option") to each Independent Director on an annual basis. In 1999, 200,000 options were granted. In 1998, 12,000 options were granted. No options were grated in 2000.

    During the years ended December 31, 2000 and 1999, OCC recognized $70,000 and $1,064,000, respectively as stock-based compensation expense due to the cashless exercise feature of such options. No such expense was recorded in 2000 or any period prior to 1999, as the exercise price of such options exceeded the fair market value of the Company's common stock.

    OCC has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation". The Company's share of OCC's pro forma compensation cost for 2000, 1999 and 1998 would be approximately $5,247,000, $1,011,000 and
$1,652,000.

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

OCC Series A Convertible Participating Preferred Stock. On August 8, 2000, OCC sold to Jerome H. Kern ("Kern") 13,500 shares of the Company's Series A $.01 Par Value Convertible Participating Preferred Stock, which shares are initially convertible into 1,350,000 shares of the Company's common stock. The price of the preferred shares was $1,562.50 per share. The preferred shares participate in any dividends paid to the holders of the common stock but otherwise are not entitled to receive any dividends. The preferred shares have a liquidation preference of $.01 per share; thereafter, the preferred shares are entitled to participate with the common stock in distributions upon liquidation on an as-converted basis. The holders of the preferred shares vote with the holders of the common stock as a single class and are entitled to one vote per share. Kern made a cash payment of $13,500 and the OCC loaned him $21,674,000 to finance the balance of the funds needed to acquire the preferred shares. This loan is secured by the preferred shares or their proceeds and Kern's personal obligations under such loan are limited. The note may not be prepaid and interest on the note accrues at a rate of

7% per annum, compounded quarterly. The promissory note matures on July 31, 2005, at which time all principal and interest becomes due. Kern's right to transfer the preferred shares is restricted.

Note 10 -- Employee Benefit Plans

    OCC, LNS and Ascent Corporate each participate in various 401(k) plans for qualifying employees. A portion of employee contributions is matched by the respective entity. Matching contributions for the years ended December 31, 2000, 1999 and 1998 were $1,183,000, $1,121,000, and $906,000, respectively.

Note 11 -- Business Segment Information

    The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. In accordance with SFAS No. 131, the Company initially classified its businesses into 3 reporting segments: multimedia distribution, network services and entertainment. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of LNS and the video distribution services it provides to the NBC television network and other private networks. The entertainment segment included three operating businesses, the Denver Nuggets and the Colorado Avalanche franchises in the NBA and NHL, respectively, and the Arena Company, the owner and manager of the new arena. As discussed in Note 2, the entertainment segment's results are included in discontinued operations.

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

                                                                              YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------
                                                                                   (IN THOUSANDS)
Revenue (from external customers):
       Multimedia Distribution (1) ..............................   $    265,380    $    252,948    $    238,820
       Network Services .........................................         22,484          22,431          22,456
                                                                    ------------    ------------    ------------
       Total ....................................................   $    287,864    $    275,379    $    261,276
                                                                    ============    ============    ============

Operating income (loss):
       Multimedia Distribution (1) ..............................   $    (19,318)   $    (20,947)   $    (18,493)
       Network Services .........................................          9,097           4,893           3,462
       Corporate ................................................        (18,773)        (26,313)         (7,800)
                                                                    ------------    ------------    ------------
       Total ....................................................   $    (28,994)   $    (42,367)   $    (22,831)
                                                                    ============    ============    ============

Earnings (loss) before interest, taxes, depreciation and
  amortization (EBITDA):
       Multimedia Distribution ..................................   $     67,289    $     75,912    $     72,045
       Network Services .........................................         10,688          12,165          10,970
       Corporate ................................................        (18,703)        (26,161)         (7,652)
                                                                    ------------    ------------    ------------
       Total EBITDA .............................................   $     59,274    $     61,916    $     75,363
                                                                    ------------    ------------    ------------

  Less reconciling item - depreciation and amortization .........         88,268         104,283          98,194
                                                                    ------------    ------------    ------------

  Total operating income (loss) .................................   $    (28,994)   $    (42,367)   $    (22,831)
                                                                    ============    ============    ============

Interest income:
       Multimedia Distribution ..................................   $        565    $        520    $        489
       Network Services .........................................              1             133             386
       Corporate ................................................         10,919           2,985           1,067
                                                                    ------------    ------------    ------------
       Total ....................................................   $     11,485    $      3,638    $      1,942
                                                                    ============    ============    ============

Interest expense, net:
       Multimedia Distribution ..................................   $     17,138    $     10,888    $      9,834
       Corporate ................................................         20,470          18,377          14,442
                                                                    ------------    ------------    ------------
       Total ....................................................   $     37,608    $     29,265    $     24,473
                                                                    ============    ============    ============

Capital expenditures:
       Multimedia Distribution ..................................   $    117,789    $     85,478    $     83,208
       Network Services .........................................            441             570           2,071
       Corporate ................................................              2              32           1,354
                                                                    ------------    ------------    ------------
       Total ....................................................   $    118,232    $     86,080    $     86,633
                                                                    ============    ============    ============

Depreciation and leasehold amortization:
       Multimedia Distribution ..................................   $     75,094    $     87,345    $     81,808
       Network Services .........................................          1,592           7,272           7,508
       Corporate ................................................             70             152             151
                                                                    ------------    ------------    ------------
       Total ....................................................   $     76,756    $     94,769    $     89,467
                                                                    ============    ============    ============
Amortization of intangible assets -
       Multimedia Distribution (1) ..............................   $     11,512    $      9,514    $      8,727
                                                                    ============    ============    ============

                                                           AS OF DECEMBER 31,
                                                     -----------------------------
                                                         2000             1999
                                                     -------------   -------------
Identifiable assets:
   Multimedia Distribution .......................   $     454,042   $     419,706
   Network Services ..............................           8,486          10,021
   Corporate .....................................         328,308          69,358
   Net Assets of Discontinued Operations .........              --          82,216
                                                     -------------   -------------
       Total .....................................   $     790,836   $     581,301
                                                     =============   =============


(1) The Multimedia Distribution segment's operating results reflect the allocation of intangible asset amortization incurred by Ascent relating to the acquisition of OCV by Ascent.

Significant customers. Marriott Corporation ("Marriott") and its affiliates (see
Note 11) accounted for approximately 24%, 25%, and 24%, of revenues for the years ended December 31, 2000, 1999, and 1998, respectively, while Holiday Inn Corporation accounted for approximately 11%, 10%, and 11% of revenues for the years ended December 31, 2000, 1999, and 1998, respectively (see Note 15).

    In addition, OCC earned revenues of approximately $27,870,000, $47,895,000 and $22,955,000 for the years ended December 31, 2000, 1999, and 1998, respectively, from Hilton and its affiliates. Hilton was a minority stockholder of OCC prior to 2000. The Hilton Master Contract expired on April 27, 2000. The Master Contract provided OCC exclusive rights to install its in-room entertainment system in all corporate-owned Hilton properties and as a preferred vendor for all managed and franchised properties. Per the terms of the Master contract, individual hotel installations have a term of seven years from installation date. Since the expiration date of the Master contract, OCC has operated under a month-to-month extension. On October 10, 2000, Hilton Corporation announced that it would not be renewing its contract with OCC. OCC currently services approximately 26,000 Hilton-owned rooms and approximately 60,300 Hilton managed and franchised rooms. The rooms expire in accordance with the individual hotel contracts over the next eight years. It is OCC's intention to pursue the renewal of all managed and franchised Hilton hotels.

    OCC also has a Master Contract in place with Promus Hotel Corporation. This Master Contract expires on May 25, 2002. Promus owns, manages and franchises the DoubleTree, Embassy Suites, Hampton Inn and Homewood hotel chains. Promus Hotel Corporation was acquired by the Hilton Corporation in late 1999. OCC currently services approximately 6,200 Promus owned rooms and 63,200 Promus managed and franchised rooms. The rooms expire in accordance with the individual hotel contracts over the next eight years.


Geographic Operating Information. The following represents total revenues for the years ended December 31, 2000, 1999 and 1998 and long-lived assets (excluding goodwill) as of December 31, 2000 and 1999 by geographic territory (in thousands):

                                        2000                            1999                     1998
                            -----------------------------   -----------------------------   -------------
                                TOTAL        LONG LIVED         TOTAL         LONG LIVED        TOTAL
                             REVENUES (1)      ASSETS        REVENUES(1)        ASSETS       REVENUES(1)
                            -------------   -------------   -------------   -------------   -------------
United States               $     260,459   $     318,539   $     250,335   $     275,614   $     237,510
Canada                             13,441          21,130          13,034          21,021          12,690
All other foreign                  13,964          17,431          12,010          14,931          11,076
                            -------------   -------------   -------------   -------------   -------------
Total                       $     287,864   $     357,100   $     275,379   $     311,566   $     261,276
                            =============   =============   =============   =============   =============

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

       OCC has also made arrangements for the use of an airplane owned by a limited liability company of which Jerome H. Kern is the sole member. When that airplane is used for purposes related to the conduct of OCC's business, OCC reimburses the limited liability company for such use at market rates.

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

    The estimated fair value of Company's Senior Secured Discount Notes was approximately $184,000,000 and $157,000,000 at December 31, 2000 and 1999,
respectively. This value was estimated by obtaining a yield-adjusted price as of December 31, 2000, for each obligation from an investment banker. The fair value of the OCC Credit facility approximates its carrying value at December 31, 2000 and 1999 of $247,133,000 and $180,000,000 respectfully, due to the facilities variable interest rate. The fair values of the Company's remaining long-term liabilities and other financial instruments approximate their carrying values.

Note 14 -- Quarterly Results of Operations (Unaudited):

    The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                       DEC. 31       SEPT. 30      JUNE 30     MARCH 31
                                                                    ------------  ------------  ------------  ----------
                                                                                (IN THOUSANDS)
2000
Revenues ........................................................   $   71,947    $   74,556    $   71,325    $   70,036
Operating expenses ..............................................       57,342        54,999        50,521        65,728
Depreciation and amortization ...................................       22,155        22,233        23,190        20,690
Income (loss) from continuing operations ........................       (9,029)         (205)       (7,866)      (22,811)
Income (Loss) from discontinued operations, net .................           --            --         6,643        (3,012)
Gain (Loss) from sale of discontinued operations, net ...........       (5,873)      141,335            --            --
Net income (loss) ...............................................      (14,902)      141,130        (1,223)      (25,123)

1999
Revenues ........................................................   $   67,636    $   73,147    $   68,268    $   66,328
Operating expenses ..............................................       62,359        51,163        51,781        48,160
Depreciation and amortization ...................................       25,035        27,220        26,778        25,250
Income (Loss) from continuing operations ........................      (21,752)       (9,436)      (10,076)       (9,854)
Income (Loss) from discontinued operations, net .................      (12,669)       (4,557)          225        (9,242)
Gain (Loss) from sale of  discontinued  operations, net .........       (3,453)           --            --         3,237
Net loss ........................................................      (37,874)      (13,993)       (9,851)      (15,859)


Note 15 - Subsequent Events:

Sale of Series B Preferred Stock

     On March 5, 2001, OCC sold 15,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series B, par value $.01 per share (the "Series B Preferred Stock"), to the Company in consideration of $15,000,000 in cash, pursuant to a Preferred Stock Purchase Agreement, dated March 5, 2001 (the "Ascent Purchase Agreement"), between OCC and Ascent.

     The liquidation preference (the "Liquidation Preference") of each share of the Series B Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series B Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

     The holders of Series B Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Liquidation Preference from and including April 15, 2001 to but excluding the date on which the Liquidation Preference is made available pursuant to a redemption of the Series B Preferred Stock or a liquidation of OCC. Accrued dividends are payable monthly, commencing on April 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid. Dividends added to the Liquidation Preference shall accrue dividends on a daily basis at the rate of 12% per annum. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series B Preferred Stock as of a special record date fixed by OCC. Subject to certain specified exceptions, OCC is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which OCC is in arrears with respect to payment of dividends on Series B Preferred Stock.

    Upon any liquidation, dissolution or winding up of OCC, the holders of Series B Preferred Stock are entitled to receive from the assets of OCC available for distribution to stockholders an amount in cash per share equal to the Liquidation Preference of a share of Series B Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series B Preferred Stock and the holders of any parity securities. The holders of Series B Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of OCC after receiving the Liquidation Preference per share. Series B Preferred Stock is not convertible into any other security of OCC.

    Shares of Series B Preferred Stock are redeemable at the option of OCC at any time after March 5, 2001 at a redemption price per share payable in cash equal to the Liquidation Preference of such share on the redemption date. Any redemptions by OCC are required to be made pro rata if less than all shares of Series B Preferred Stock are to be redeemed.

    Series B Preferred Stock will not rank junior to any other capital stock of OCC in respect of rights of redemption or rights to receive dividends or liquidating distributions. OCC may not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series B Preferred Stock then outstanding.

Marriott Agreement

In March 2001, OCC and Marriott (see Note 11) entered into a definitive agreement pursuant to which OCC will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

Hotel Digital Network, Inc. (DMN)

On August 22, 2000, OCC and DMN entered into an agreement (see Note 2) pursuant to which DMN agreed to provide digital music to OCC, for use by OCC in its Music OnCommand service. DMN provides music-on-demand services to the hospitality industry through a patented platform and licenses with major record labels. In addition to its agreement with OCC, DMN has contracts to provide its services to LodgeNet Entertainment Corporation and Hospitality Network, Inc.

     On February 28, 2001, pursuant to a stock purchase agreement with DMN, for aggregate payments by OCC of approximately $1.7 million and a commitment to fund up to an additional $2.7 million, DMN issued to OCC such number of shares of DMN's common stock equal to 80% of the equity interests in DMN, on a fully diluted basis, and approximately 85% of the voting securities of DMN.

STSN

     On March 30, 2001, OCC made a strategic $20 million investment in the convertible preferred stock of STSN, a high speed broad band internet access provider for hotels (see Note 2). Other strategic investors in STSN include Marriott, and Siemens Corporation, a German corporation which among other things, manufactures electronic equipment and supplies. STSN is a provider of high speed internet access to the hotel industry and has an exclusive contract to provide its service with Marriott.

OCC Credit Facility Amendment

As discussed in Note 6, on March 27, 2001, OCC signed an amendment to the OCC Credit Facility. The OCC Credit Facility, as amended, increases the borrowing ratio from 3.5 to 4.25 and decreases the borrowings allowed from $350 million to $320 million. OCC is restricted to total borrowings of $275 million until the Senior Secured Discount Notes owned by the Company are paid.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company engaged KPMG LLP as independent accountants on April 20, 2000, replacing Deloitte & Touche LLP. There were no disagreements or reportable events (as defined by Regulation S-K) with Deloitte & Touche LLP during the fiscal years ended December 31, 1999 and 1998 and the interim period through April 20, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Omitted pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Omitted pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Omitted pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Omitted pursuant to General Instruction I of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  Documents filed as part of this Report.                                                            PAGE
(1)  Consolidated Financial Statements and Supplementary Data of Registrant

         Independent Auditors' Report - KPMG                                                              13

         Independent Auditors' Report - Deloitte & Touche LLP                                             14

         Consolidated Balance Sheets as of December 31, 2000 and 1999                                     15

         Consolidated Statements of Operations for the years ended December 31,
              2000, 1999 and 1998                                                                         16

         Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31,
              2000, 1999 and 1998                                                                         17

         Consolidated Statements of Stockholder's Equity for the years ended December 31,
              2000, 1999 and 1998                                                                         18

         Consolidated Statements of Cash Flows for the years ended December 31,
              2000, 1999 and 1998                                                                         19

         Notes to Consolidated Financial Statements                                                     20-36

(2) Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

    None.

(b) REPORTS ON FORM 8-K:

    The Registrant filed with the Commission on January 24, 2001, a Form 8-K describing that (1) the Company had entered into an Ownership Interest Purchase Agreement with Liberty LiveWire Corporation to contribute the assets of Ascent Network Services (ANS) to Livewire Network Services, LLC
    (LNS) and subsequently, to sell a 1% ownership interest in LNS and (2) an Operating Agreement to appoint a subsidiary of LiveWire as the manager of LNS.

(c) EXHIBITS: The following exhibits are listed according to the number assigned in the table in Item 601 of Regulation S-K.

        3.1(a) Amended and Restated Certificate of Incorporation of Ascent Entertainment Group, Inc.

        3.1(b) Amended and Restated Bylaws of Ascent Entertainment Group, Inc.

        4.1 Indenture between the Registrant and The Bank of New York, as Trustee, dated December 22, 1997. (Incorporated by reference from the exhibit of the same number to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-44461) filed on January 28, 1998.)

        27. Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2001.

                                        ASCENT ENTERTAINMENT GROUP, INC.

                                        By: /s/ Robert R. Bennett
                                            -------------------------------
                                        Robert R. Bennett
                                        President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 1, 2001.

    By: /s/John C. Malone
        -----------------------------------------
        John C. Malone
        Chairman of the Board and Director

    By: /s/ Robert R. Bennett
        -----------------------------------------
        Robert R. Bennett
        President and Chief Executive Officer
        (Principal Executive Officer) and Director

    By: /s/ Gary S. Howard
        -----------------------------------------
        Gary S. Howard
        Executive Vice President,
        Chief Operating Officer and Director

    By: /s/ Charles Y. Tanabe
        -----------------------------------------
        Charles Y. Tanabe
        Senior Vice President,
        General Counsel and Asst. Secretary

    By: /s/ David J. A. Flowers
        -----------------------------------------
        David J. A. Flowers
        Senior Vice President and Treasurer
        (Principal Financial Officer)

    By: /s/ Christopher W. Shean
        -----------------------------------------
        Christopher W. Shean
        Vice President and Controller
        (Principal Accounting Officer)

ASCENT ENTERTAINMENT GROUP, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS)

                                                      BALANCE AT       CHARGED       CHARGED                        BALANCE
                                                      BEGINNING          TO          TO OTHER                       AT END
                                                       OF YEAR         EXPENSES      ACCOUNTS      DEDUCTIONS       OF YEAR
                                                     ------------   ------------   ------------    ----------     ------------
1998: Allowance for loss on accounts receivable      $      1,647   $        982   $     (1,119)   $       (9)    $      1,501

1999: Allowance for loss on accounts receivable      $      1,501   $      2,087   $       (523)   $       --     $      3,065

2000: Allowance for loss on accounts receivable      $      3,065   $        451   $         --    $    2,134     $      1,382