Form 10-Q
period 2001-03-31
ASCENT ENTERTAINMENT GROUP INC
filed 2001-06-06
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No X(*)
                                      ----     ----

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2001 was 1,000 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT

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

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          MARCH 31,    DECEMBER 31,
                                                                            2001          2000
                                                                          ---------    -------------
                                                                         (UNAUDITED)
                     ASSETS
                     Current Assets:
                          Cash and cash equivalents                       $ 293,333    $     309,488
                          Receivables, net                                   38,037           38,275
                          Prepaid expenses                                    1,897            2,132
                          Other current assets                                   40              172
                                                                          ---------    -------------
                            Total current assets                            333,307          350,067
                                                                          ---------    -------------

                     Property and equipment, net                            318,619          324,701
                     Goodwill, net                                           82,715           83,669
                     Other investments (Note 4)                              26,398            1,563
                     Deferred income taxes                                   19,776           17,956
                     Other assets, net                                        8,714           12,880
                                                                          ---------    -------------
                     Total Assets                                         $ 789,529    $     790,836
                                                                          =========    =============

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                     Current liabilities:
                          Accounts payable                                $  33,973    $      41,783
                          Payable to stockholder and other related           36,311           34,166
                            parties, net
                          Deferred income                                       777            1,271
                          Other taxes payable                                 3,804            4,113
                          Accrued compensation                                9,905            9,386
                          Other accrued liabilities                           7,057           17,601
                          Current portion of capital lease obligations          443              705
                                                                          ---------    -------------
                            Total current liabilities                        92,270          109,025
                                                                          ---------    -------------

                     Long-term debt (Note 6)                                457,699          426,396
                     Obligations under capital leases and other
                        long-term liabilities                                 1,450            1,656
                                                                          ---------    -------------
                     Total liabilities                                      551,419          537,077
                                                                          ---------    -------------

                     Minority interest                                       48,619           54,816
                     Commitments and contingencies (Notes 2 and 6)               --               --

                     Stockholder's equity (Note 8):
                          Preferred stock, par value $.01 per
                            share, no shares authorized at December 31,
                            2000 and at March 31, 2001                           --               --
                          Common stock, par value $.01 per share,
                            50,000 shares authorized, and 1,000 shares
                            issued and outstanding at December 31, 2000
                            and March 31, 2001                                    1                1


                          Additional paid-in capital                        309,144          307,509
                          Accumulated deficit                              (119,654)        (108,567)
                                                                          ---------    -------------
                             Total stockholder's equity                     189,491          198,943
                                                                          ---------    -------------
                     Total Liabilities and Stockholder's Equity           $ 789,529    $     790,836
                                                                          =========    =============

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      2001              2000
                                                                --------------    --------------
                    Revenues                                    $       67,645    $       70,036

                    Operating expenses:
                         Cost of services                               55,926            48,899
                         Depreciation and amortization                  22,179            20,690
                         General and administrative                        282            16,829
                                                                --------------    --------------
                             Total operating expenses                   78,387            86,418
                                                                --------------    --------------

                    Loss from continuing operations before
                       interest, taxes and minority interest           (10,742)          (16,382)
                    Interest and other income, net                         544               890
                    Interest expense                                   (10,833)           (8,943)
                                                                --------------    --------------

                    Loss from continuing operations before
                       taxes and minority interest                     (21,031)          (23,985)
                    Income tax benefit (expense)                         1,495              (106)
                                                                --------------    --------------

                    Loss from continuing operations before
                       minority interest                               (19,536)          (24,091)
                    Minority  interest in loss of subsidiary,
                       net of taxes                                      8,449             1,980
                                                                --------------    --------------

                    Loss from continuing operations                    (11,087)          (22,111)
                    Loss from discontinued operations,
                       net of taxes (Note 3)                                --            (3,012)
                                                                --------------    --------------
                    Net loss                                    $      (11,087)   $      (25,123)
                                                                ==============    ==============

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                   2001             2000
                                                                              -------------    -------------
           Operating activities:
                Net loss                                                      $     (11,087)   $     (25,123)
                Adjustments to reconcile net loss to net cash provided
                  by (used in) continuing operations:
                    Loss from discontinued operations, net                               --            3,012
                    Depreciation and amortization                                    22,179           20,690
                    Minority interest in losses of subsidiary                        (8,449)          (1,980)
                    Interest accretion on Senior Secured Notes                        5,303            4,770
                    Gain on disposals of property and equipment                          23               --
                    Changes in operating assets and liabilities                     (16,388)         (12,535)
                                                                              -------------    -------------

                Net cash used in operating activities of
                   continuing operations                                             (8,419)         (11,166)
                Net cash provided by discontinued operations                             --           12,811
                                                                              -------------    -------------
                Net cash provided by (used in) operating activities                  (8,419)           1,645
                                                                              -------------    -------------

           Investing activities:
                Purchase of property and equipment                                  (14,889)         (19,786)
                Investments in unconsolidated entities and notes receivable         (18,375)              --
                                                                              -------------    -------------

                Net cash used in investing activities                               (33,264)         (19,786)
                                                                              -------------    -------------

           Financing activities:
                Proceeds from borrowings under new OCC credit facility               26,000               --
                Proceeds from borrowing under former OCC credit facilities               --            8,000
                Payments on obligations under capital lease                            (472)            (891)
                                                                              -------------    -------------
                Net cash provided by financing activities                            25,528            7,109
                                                                              -------------    -------------

           Net decrease in cash and cash equivalents                                (16,155)         (11,032)

           Cash and cash equivalents, beginning of period                           309,488           60,349
                                                                              -------------    -------------

           Cash and cash equivalents, end of period                           $     293,333    $      49,317
                                                                              =============    =============

           Supplemental cash flow information:
                Interest paid, net of interest capitalized                    $       5,359    $       2,002
                                                                              =============    =============

                Income taxes paid                                             $          28    $          56
                                                                              =============    =============

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    2001             2000
                                                                -------------    -------------
                         Net loss                               $      11,087    $     (25,123)

                         Other comprehensive loss, net of tax              --               --
                                                                -------------    -------------

                         Comprehensive loss                     $      11,087    $     (25,123)
                                                                =============    =============

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. GENERAL

    The accompanying unaudited consolidated financial statements have been prepared by Ascent Entertainment Group, Inc. ("Ascent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 2000 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been included or omitted pursuant to such regulations. The accompanying consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries, On Command Corporation ("OCC") and LiveWire Network Services, LLC ("LNS")(see Note 3). The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports-related businesses"), which the Company sold in July 2000 (see Note 3). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold in January 1999 and the remainder in July 2000.

    Ascent executed an initial public offering (the "Ascent IPO") of its common stock on December 18, 1995. Prior to the Ascent IPO, Ascent was a wholly owned subsidiary of COMSAT Corporation ("COMSAT"). Until June 27, 1997 COMSAT continued to own a majority (80.67%) of Ascent's common stock and control Ascent. On June 27, 1997, COMSAT consummated the distribution of its 80.67% ownership interest in Ascent to the COMSAT shareholders on a pro-rata basis in a transaction that was tax-free for federal income tax purposes (the "Distribution"). Ascent and COMSAT entered into a Distribution Agreement and a Tax Disaffiliation Agreement, both dated as of June 3, 1997, in connection with the Distribution. As a result of the Distribution, Ascent became an independent publicly held corporation.

    On February 22, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Liberty Media Corporation ("Liberty") and Liberty AEG Acquisition, Inc. ("Merger Sub"), an indirect wholly-owned subsidiary of Liberty. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the "Offer"), offering Ascent stockholders $15.25 in cash for each share of Ascent common stock. Liberty commenced the Offer on February 29, 2000 which expired at midnight on March 27, 2000 whereupon approximately 25.2 million shares of Ascent common stock were validly tendered and not withdrawn pursuant to the Offer. On March 28, 2000, Merger Sub accepted for payment all shares of Ascent common stock tendered, which constituted approximately 85% of the total outstanding shares of Ascent common stock. Merger Sub purchased such shares at an aggregate purchase price of approximately $385 million with funds contributed to it by Liberty from its cash on hand. Under the terms of the Merger Agreement, Merger Sub was merged with and into Ascent (the "Merger") on June 8, 2000. At the time of the Merger, Ascent became an indirect, wholly-owned subsidiary of Liberty and all outstanding shares not owned by Liberty with respect to which appraisal rights were not properly exercised were converted into the right to receive $15.25 per share in cash on the terms and conditions set forth in the Merger Agreement. Pursuant to the Merger, the charter of Merger Sub immediately prior to the Merger became the charter of the Company effective upon the Merger, each outstanding share of the Company's common stock held by Liberty or Merger Sub was canceled and each outstanding share of common stock of Merger Sub was converted into a share of Common Stock of the Company. There are 1,000 shares of Common Stock of the Company outstanding, all of which are held indirectly by Liberty. During 2000, the Company expensed approximately $8.4 million of costs associated with the Merger Agreement, primarily investment banker and legal costs, and has included these costs in general and administrative expenses during the quarter ended March 31, 2001.

    In connection with this Merger, Liberty did not push down the purchase consideration since the Company's outstanding Senior Secured Notes are publicly held.

      LiveWire Network Services, LLC - LNS was formed on November 15, 2000 to acquire the assets of the Company's former Ascent Network Services ("ANS") division. On January 5, 2001, all of the assets used in connection with the ANS business were transferred to LNS, a wholly owned subsidiary of the Company. The Company transferred a 1% ownership interest in LNS to Liberty LiveWire Corporation (LiveWire), a majority-owned subsidiary of Liberty, in exchange for $300,000 in cash and the Company and LiveWire became parties to the Operating Agreement of LNS. Under the Purchase Agreement between the Company and LiveWire, the Company and LNS executed a Contribution and Assumption Agreement pursuant to which LNS assumed all liabilities, obligations and commitments of the Company relating to the ANS business, whether before or after January 5, 2001.

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

NOTE 3 - DISCONTINUED OPERATIONS:

    Beacon - On January 20, 1999, the Company sold ninety percent of the membership interests in Beacon to an investment group which included Beacon's Chairman and Chief Executive Officer. The purchase price for the 90% interest was $19 million in cash, net of certain adjustments, after which Ascent received approximately $15.9 million at closing. In July 2000, the Company exercised its option pursuant to an Option Agreement to require the investment group to purchase Ascent's remaining 10% interest in Beacon. Subsequently, on July 3, 2000, the Company received $2.1 million in cash in accordance with the terms of the Option Agreement and assigned its interest in Beacon to the investment group. The Company recognized a gain of approximately $1.7 million, net of taxes, during the third quarter of 2000 in connection with the sale of its interest in Beacon.

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

    The loss from Beacon and the Sports-related businesses, net of tax, for the three months ended March 31, 2000 is as follows:

                                                                                  2000
                                                                              -------------
                                                                              (IN THOUSANDS)
                             Revenues                                         $      74,081
                                                                              =============

                             Loss from discontinued operations before taxes   $      (3,012)
                             Income tax benefit                                          --
                                                                              -------------

                             Loss from discontinued operations                $      (3,012)
                                                                              =============

4. OTHER INVESTMENTS

       On March 30, 2001, OCC completed a strategic $20 million investment in convertible preferred stock of STSN, Inc., ("STSN") a high-speed broadband internet access provider for hotels. In connection with this investment, OCC advanced $15 million in cash and converted a $5 million Convertible Promissory
Note in consideration for 9.4% of the equity interest of STSN. OCC previously recorded the $5 million Convertible Promissory Note in Notes Receivables in the December 31, 2000 consolidated financial statements. Other strategic investors in STSN include Marriott International, Inc., a hotel company and a significant customer of OCC ("Marriott") (see Note 10) and Siemens Corporation, a German corporation which among many other things, manufactures electronic equipment and supplies. STSN is the provider of high-speed internet access to the hotel industry and has an exclusive contract to provide its service with Marriott International, Inc. The Company's investment in STSN is accounted for using the cost method of accounting.

5.  ACQUISITIONS

         At December 31, 2000, OCC had a $1.4 million Convertible Promissory Note (the "Promissory Note") with Hotel Digital Network, Inc. ("DMN"). On February 28, 2001, pursuant to the stock purchase agreement between OCC and DMN, for aggregate payments by OCC of approximately $1.7 million (including the conversion of the Promissory Note) and a commitment to fund up to an additional $2.7 million, DMN issued to OCC common stock equal to 80% of the equity interests in DMN on a fully diluted basis, and approximately 85% of the voting securities of DMN. This transaction has been accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the fair market value of net tangible assets acquired was allocated to goodwill and is being amortized over five years. The operating results of DMN are included in the Company's consolidated financial statements of operations from the date of acquisition.

6.  LONG-TERM DEBT

                                                                       MARCH 31,   DECEMBER 31,
                                                                         2001          2000
                                                                       ---------   ------------
                                                                            (IN THOUSANDS)
                           Senior Secured Discount Notes, 11.875%,
                               due 2004, net of unamortized
                               discount of $50,443 and $65,078         $184,566    $    179,263
                           OCC Revolving Credit Facility, variable
                               rate, due 2005                           273,133         247,133
                                                                       --------    ------------
                           Total Long Term Debt                        $457,699    $    426,396
                                                                       ========    ============

         OCC Credit Facilities - On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit facility"), that provided OCC with access to unsecured borrowings of up to $350.0 million for the next five years, with a maturity date in July 2005. Subsequently, on March 27, 2001, OCC and the banks amended the OCC Credit facility to decrease the maximum amount of borrowings under the Credit facility from $350.0 million to $320.0 million and increase the borrowing ratio from 3.5 to 4.25. At March 31, 2001, there was $46.9 million of available borrowings under the OCC Credit Facility, as amended, subject to certain covenant restrictions. In addition to the limitations on borrowings contained in the OCC Credit Facility, certain covenants contained in the Indenture for the Company's Senior Secured Discount Notes discussed below effectively prevent OCC's total indebtedness from exceeding an aggregate of $275 million so long as the Company's Senior Secured Discount Notes are outstanding. At March 31, 2001, the total indebtedness of OCC was equal to $275 million, and therefore no funds are or will be available for borrowing under the OCC Credit Facility while the Company's Senior Notes remain outstanding

    The OCC Credit facility, as amended, contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, incur debt or create liens on assets, among other things. OCC was in compliance with such covenants at March 31, 2001. In order to meet its business plan beyond the first quarter of 2001, OCC will need to raise additional financing. OCC is currently pursuing its alternatives in this area. If OCC is unable to raise additional financing, OCC would need to reduce its capital spending for the year 2001 which would inhibit its ability to grow.

    Senior Secured Discount Notes ("Senior Notes") - As discussed in Note 6 to the Company's 2000 Consolidated Financial Statements, under the terms of the Senior Notes, to the extent that within one year of the sale of the Sports-related businesses (see Note 3), Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note Indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value.

7. CONTINGENCIES

     In September 1998, OCV filed suit against MagiNet Corporation in the Superior State Court of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and MagiNet was terminated by MagiNet's material breach. MagiNet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet. On January 4, 2001, the Company signed a settlement agreement with MagiNet Corporation. In exchange for contributing its Asia-Pacific subsidiary assets to MagiNet, payment of $1.0 million cash, and the issuance of 275,000 shares of OCC common stock with a right to put that stock to the Company at $15 per share 15 days after March 1, 2003, the second anniversary of the date of the agreement, the Company will receive a 7.5% minority interest in MagiNet. OCC also agreed that MagiNet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause OCC to repurchase all, but not less than all, of the shares of OCC common stock issued to MagiNet at a price per share of $15.00. This obligation will terminate if the OCC common stock closes at or above $15.00 per share each of ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of OCC common stock held by MagiNet is freely tradable by MagiNet during such time, either because a registration settlement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. The Company estimated the fair value of its 7.5% minority interest in MagiNet at approximately $5.3 million, which resulted in a charge of approximately $4.8 million recorded in the fourth quarter of 2000. Upon completion of the settlement on March 1, 2001, an additional charge of $3.7 million recorded. This additional charge was the result of a change in the estimate of the amount of inter-company debt to be forgiven in connection with the settlement.

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

8. STOCKHOLDERS' EQUITY

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

9. SEGMENT OPERATING RESULTS

    As discussed in Note 11 to the Company's 2000 Consolidated Financial Statements, the Company implemented Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. In accordance with the provisions of SFAS No. 131, the Company classified its businesses into three reporting segments: multimedia distribution, network services and entertainment. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of LNS and the video distribution services it provides to the NBC television network and other private networks. The Company's former entertainment segment (see Note 2 of Notes to the Company's 2000 Consolidated Financial Statements) included the Denver Nuggets, the Colorado Avalanche and the Arena Company. Results by segment are as follows:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2001             2000
                                                                               -------------    -------------
                                INCOME STATEMENT DATA:                            (DOLLARS IN MILLIONS)
                  Revenues:
                       Multimedia Distribution                                 $        62.2    $        64.9
                       Network Services                                                  5.4              5.1
                                                                               -------------    -------------

                           Total revenues                                      $        67.6    $        70.0
                                                                               =============    =============

                  Operating income (loss):
                       Multimedia Distribution                                 $       (10.0)   $        (1.2)
                       Network Services                                                   .1              2.2
                       Corporate                                                         (.8)           (17.4)
                                                                               -------------    -------------

                           Total operating loss                                $       (10.7)   $       (16.4)
                                                                               =============    =============

                  OTHER DATA:

                  EBITDA(1):
                       Multimedia Distribution                                 $        11.3    $        18.6
                       Network Services                                                   .5              2.5
                       General & Administrative                                          (.3)           (16.8)
                                                                               -------------    -------------

                           Total EBITDA                                                 11.5              4.3
                                                                               -------------    -------------

                       Less reconciling item - depreciation and amortization            22.2             20.7
                                                                               -------------    -------------

                       Total operating loss                                    $       (10.7)   $       (16.4)
                                                                               =============    =============

                  Capital Expenditures:
                       Multimedia Distribution                                 $        14.5    $        19.6
                       Network Services                                                   .4               .2
                                                                               -------------    -------------

                           Total Capital Expenditures                          $        14.9    $        19.8
                                                                               =============    =============

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   2001             2000
                                                                               -------------    -------------

                    Room Data (Relates only to Multimedia Distribution):
                           Number of Guest-Pay rooms (at end of period):
                           On-Demand                                                 905,000          893,000
                           Schedule only                                              41,000           65,000
                                                                               -------------    -------------

                             Total Guest-Pay rooms                                   946,000          958,000
                                                                               =============    =============

(1) The Multimedia Distribution segments' operating results reflect the allocation of intangible asset amortization incurred by Ascent resulting from the acquisition of OCV by Ascent.

(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization, other income (expense), relocation costs and non-cash charges related to stock based compensation. The most significant difference between EBITDA and cash provided from operating activities is changes in working capital. EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance. In addition, management believes EBITDA provides an important additional perspective on the Company's operating results and the Company's ability to service its long-term debt and fund the Company's operations. EBITDA is not intended to represent cash flows for the period, or to depict funds available for dividends, reinvestment or other discretionary uses. EBITDA has not been presented as an alternative to operating income or as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, which are presented and discussed in Item 2 under Liquidity and Capital Resources. See the Company's 2000 Consolidated Financial Statements and the Notes thereto. The Company's method for calculating EBITDA may be different than other companies and thus not comparable.

10. SIGNIFICANT CUSTOMER

     On March 21, 2001, OCC and Marriott (see Note 4) entered into a definitive agreement pursuant to which OCC will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

11. RELOCATION COSTS

    OCC is in the process of relocating it's headquarter operations from San Jose, California, to Denver, Colorado. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by July of 2001. During the three months ended March 31, 2001, $3.3 million of relocation expenses have been recognized and recorded. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant operations expenses.

12. SUBSEQUENT EVENTS

     On April 23, 2001, OCC sold 10,000 newly issued shares of its Cumulative Redeemable Preferred Stock, Series C, par value $.01 per share (the "Series C Preferred Stock"), to the Company in consideration of $10,000,000 in cash, pursuant to a Preferred Stock Agreement, dated April 23, 2001 (the "Series C Purchase Agreement"), between OCC and Ascent.

     The liquidation preference (the "Series C Liquidation Preference") of each share of the Series C Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such share which have been added to and remain a part of the Series C Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series C Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

     The holders of Series C Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock, and ratably on dividends to parity securities, including the Series B Preferred Stock. Dividends accrue on the Series C Preferred Stock on a daily basis at the rate of 12% per annum of the Series C Liquidation Preference from and including April 23, 2001 to but excluding the date on which the Series C Liquidation Preference is made available pursuant to a redemption of the Series C Preferred Stock or a liquidation of OCC. Accrued dividends are payable monthly, commencing on May 15, 2001, in cash. Dividends not paid on any dividend payment date are added to the Series C Liquidation Preference until such dividends are paid. Dividends added to the Series C Liquidation Preference shall accrue interest on a daily basis at the rate of 12% per annum. Accrued dividends not paid as provided above on any dividend payment date accumulate and such accumulated unpaid dividends may be declared and paid at any time without reference to any regular dividend payment date, to holders of record of Series C Preferred Stock as of a special record date fixed by OCC. Subject to certain specified exceptions, OCC is prohibited from paying dividends on any parity securities or any junior securities (including common stock) during any period in which OCC is in arrears with respect to payment of dividends on Series C Preferred Stock.

     Upon any liquidation, dissolution or winding up of OCC, the holders of Series C Preferred Stock are entitled to receive from the assets of OCC available for distribution to stockholders an amount in cash per share equal to the Series C Liquidation Preference of a share of Series C Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series C Preferred Stock and the holders of any parity securities. The holders of Series C Preferred Stock will be entitled to no other or further distribution of or participation in the remaining assets of OCC after receiving the Series C Liquidation Preference per share. Series C Preferred Stock is not convertible into any other security of OCC.

     Shares of Series C Preferred Stock are redeemable at the option of OCC at any time after April 23, 2001 at a redemption price per share payable in cash equal to the Series C Liquidation Preference of such share on the redemption date. Any redemptions by OCC are required to be made pro rata if less than all shares of Series C Preferred Stock are to be redeemed.

     Series C Preferred Stock will not rank junior to any other capital stock of OCC in respect of rights of redemption or rights to receive dividends or liquidating distributions. Series C Preferred Stock and Series B Preferred Stock (see Note 8) are to be considered parity securities. OCC may not issue any senior securities without the consent of the holders of at least 66 2/3% of the number of shares of Series C Preferred Stock then outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

    Certain of the statements in this report are forward-looking and relate to anticipated future events and operating results. Statements which look forward in time are based on management's current expectations and assumptions, which may be affected by subsequent developments and business conditions, and necessarily involve risks and uncertainties. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results. Although the Company has attempted to identify some of the important factors that may cause actual results to differ materially from those anticipated, those factors should not be viewed as the only factors which may affect future operating results. Accordingly, the following should be read in conjunction with the Consolidated Financial Statements (unaudited) included in this filing, and with the Consolidated Financial Statements, notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 Annual Report on Form 10-K, as previously filed with the Commission.

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

      Pursuant to the Operating Agreement of LNS (see Note 2), LiveWire assumed management responsibilities over LNS effective January 5, 2001 and, accordingly, will receive an amount of $800,000 per month from the available cash of LNS as a guaranteed payment. While Ascent will continue to consolidate the operations of LNS up to and until LiveWire purchases the remaining 99% interest in LNS, it is anticipated that revenues and cash flows to be realized from the Network Services segment will decline substantially during 2001.

ANALYSIS OF OPERATIONS

    The Company's continuing operations are comprised of the results of On Command Corporation, LNS and the parent company, Ascent Entertainment Group, Inc. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and the Arena Company which the Company sold on July 6, 2000 (see Note 3 of Notes to the Consolidated Financial Statements). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon, in which a 90% interest was sold on January 20, 1999, and the remaining 10% on July 3, 2000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Continuing Operations

     Revenues for the first quarter of 2001 were $67.6 million, a decrease of $2.4 million or 3.4%, as compared to $70.0 million in revenues for the first quarter of 2000. This decrease is attributable to a $2.7 million decrease in revenues at OCC within the Multimedia Distribution segment and a $.3 million increase in revenues at LNS which comprises the Network Services segment. The decrease in revenues at OCC is primarily attributable to lower movie buy rates and a decrease in the total number of hotel rooms as a result of the MagiNet settlement. Total rooms at OCC decreased from approximately 958,000 at the end of March 31, 2000 to 946,000 at March 31, 2001. The decrease in rooms is attributable to the loss of 35,000 rooms as part of the MagiNet settlement (see
Note 6) offset by new installations. The decrease in movie revenues was partially offset by increases in game, short video and internet rooms and revenues related thereto. Video system sales and other revenues decreased primarily due to a one-time return of $1.0 million of goods sold in the first quarter of 2001. The increase in Network Services revenues is attributable to an increase in equipment sales to NBC affiliates and other private networks.

    Cost of services for the first quarter of 2001 were $55.9 million, an increase of $7.0 million or 14.3%, compared to $48.9 million in the first quarter of 2000. Cost of services at OCC increased by $4.6 million. This increase in costs at OCC is due primarily to costs of $3.3 million incurred for the relocation of OCC from San Jose, California to Denver, Colorado, increased direct costs associated with the increase in other guest pay revenues at OCC (primarily, internet and game expenses), increased costs associated with providing "free-to-guest" programming to the hotels and an increase in other operating expenses, which is due to increases in administrative expenses at OCC, primarily legal and information technology. Cost of services at LNS increased by $2.4 million during the first quarter of 2001. This increase in cost of services at LNS is attributable to incurrence of management fees payable to LiveWire as the manager of LNS per the Operating Agreement dated January 5, 2001 (see Note 2).

    Depreciation and amortization for the first quarter of 2001 was $22.2 million, an increase of $1.5 million or 7.2%, compared to $20.7 million in the first quarter of 2000. This increase occurred primarily due to additions to the depreciable base of video systems and property and equipment at OCC.

    General and administrative expenses, which include only those costs incurred by the parent company, were $0.3 million for the first quarter of 2001, a decrease of $16.5 million, as compared to $16.8 million for the first quarter of 2000. This decrease primarily reflects a reduction in various transaction costs associated with the Company's efforts to sell selected assets and the Company itself. Specifically, during 2000, $11.4 million of expenses were recognized in connection with the Company's Merger Agreement with Liberty, primarily investment banker and legal costs, and an additional $3.0 million of costs were accrued during the first quarter of 2000 in conjunction with the contemplated settlement of the Shareholder lawsuits (see Note 8 of Notes to Consolidated Financial Statements). Also, in the first quarter of 2000, $3.6 million was incurred for the Company's stock appreciation rights due to increases in the Company's stock price. In addition, expenses have also decreased in 2001 due to reductions in salaries and employee benefit costs at the parent company from a reduction in employees, reduced legal and professional service costs and various other cost containment efforts.

    Interest and other income decreased by $0.3 million in the first quarter of 2001 as compared to the same period last year. This decrease is due to the impairment and settlement loss recognized on OCC's investment in MagiNet of $3.8 million during the first quarter of 2001, offset by an increase in interest income of $3.5 million from interest earned on the cash proceeds received from the sale of the Sports-related businesses.

    Interest expense increased by $1.9 million in the first quarter of 2001 as compared to the first quarter of 2000. This increase is attributable to additional borrowings incurred at OCC during 2000 combined with an increase in interest rates applicable to these borrowings and additional borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's Senior Notes.

    The Company recorded an income tax benefit from continuing operations of $1.5 million during the first quarter of 2001 as compared to a $0.1 million tax expense during the first quarter of 2000. The Company's effective tax benefit rate increased during the first quarter of 2001 due to the Company's ability to use tax benefits from its operating loss carryforwards due to the Company being a member of Liberty's consolidated tax group. Prior to the Merger, the Company was unable to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards , prior to their expiration.

    Minority interest in loss of subsidiary reflects the losses attributable to the minority interest in the Company's 55.6% owned subsidiary, OCC.

Discontinued Operations

    The $3.0 million loss from discontinued operations, net of taxes, during the first quarter of 2000 reflects the combined loss from the Sports-related businesses.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased by $16.2 million since December 31, 2000 to $293.3 million at March 31, 2001. The primary sources of cash during the first three months of 2001 were bank borrowings at OCC of $26.0 million. Cash was expended for continuing operating activities of $8.4 million, OCC's $15.0 million investment in the convertible preferred stock of STSN, and the purchase of property and equipment at OCC. Specifically $14.5 million of capital expenditures were incurred at OCC to support continued hotel installations with the OCX and OCV systems, conversions of SpectraVision systems, increased inventory and other fixed asset purchases.

    Long-term debt totaled $457.7 million at March 31, 2001 as compared to $426.4 million at December 31, 2000. The increase in long-term debt is attributable to additional bank borrowings of $26.0 million at OCC and the accretion of interest on the Company's Senior Notes.

    The Company's cash requirements during the remainder of 2001 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems and internal fixed asset purchases, (ii) funding the operating requirements of Ascent and OCC, including additional OCC relocation costs, (iii) the payment of interest under the OCC Credit Facility, as amended, (iv) funding of additional strategic investments, if any, made by OCC, and (v) the redemption, if any, of the Company's Senior Notes or pursuant to an offer to Repurchase described below.

          At March 31, 2001, OCC had $273.1 million outstanding under the OCC Credit Facility. OCC's ability to draw additional funds under this facility is limited by the total amount of borrowing permitted by the OCC Credit Facility and certain financial covenants contained in that facility. Subject to the discussion below, OCC could obtain an additional $46.9 million in long term financing under the OCC Credit Facility. In addition to the limitations on borrowing contained in the OCC Credit Facility, certain covenants in the Company's Senior Notes effectively prevent OCC's total indebtedness from exceeding an aggregate of $275.0 million so long as such notes are outstanding. At March 31, 2001, the total indebtedness of OCC was equal to $275 million, and therefore no funds are or will be available for borrowing under the OCC Credit Facility while the Company's Senior Notes remain outstanding. Without additional sources of capital, OCC will not be able to satisfy its future working capital, capital expenditure and debt service requirements from existing cash, cash generated from operations and funds available under existing borrowing arrangements. It will be necessary for the OCC to raise additional capital through additional debt or equity financing in order to satisfy these requirements. However, there can be no assurance that such financing would be available on terms acceptable to OCC or, if available, that the proceeds of such financing would be sufficient to enable OCC to satisfy all of its requirements. In addition, so long as the Company's Senior Notes are outstanding, OCC will not be able to raise additional debt financing. If OCC is unable to raise additional financing, OCC will need to reduce its capital spending for the remainder of 2001.

     Pursuant to the terms of the Senior Notes (see Note 6 of the Company's 2000 Consolidated Financial Statements), to the extent that within one year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note Indenture including further equity investments in OCC, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. Management of the Company is exploring its alternatives with respect to the repayment of the Senior Notes. However, the net cash proceeds received from the closing of the Sports sale and if the Put Option or Call Option is exercised, proceeds from the resulting sale of the balance of its interest in LNS (see Note 2 of the Notes to the Condense Consolidated Financial Statements) should be adequate to satisfy all of the Company's obligations under the Senior Notes.

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

    The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At March 31, 2001, the weighted average interest rate on the Company's cash and cash equivalent balance of $293.3 million was 5.3% consisting of fixed rate short-term investments.

    The Company does have exposure to interest rate changes for portions of its debt obligations. No cash flow exposure exists on the Company's Senior Notes as they represent fixed-rate obligations. (See Note 4 to the Consolidated Financial Statements). However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios at OCC. At March 31, 2001, OCC had $273.1 million outstanding under the OCC Revolving Credit Facility, with a weighted average interest rate of approximately 7.66%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $2.0 million for the remaining nine months of 2001.

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

    PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         In September 1998, OCV filed suit against MagiNet Corporation in the Superior State Court of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and MagiNet was terminated by MagiNet's material breach. MagiNet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with MagiNet. On January 4, 2001, the Company signed a settlement agreement with MagiNet Corporation. In exchange for contributing its Asia-Pacific subsidiary assets to MagiNet, payment of $1.0 million cash, and the issuance of 275,000 shares of OCC common stock with a right to put that stock to the Company at $15 per share 15 days after March 1, 2003, the second anniversary of the date of the agreement, the Company will receive a 7.5% minority interest in MagiNet. OCC also agreed that MagiNet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause OCC to repurchase all, but not less than all, of the shares of OCC common stock issued to MagiNet at a price per share of $15.00. This obligation will terminate if the OCC common stock closes at or above $15.00 per share each of ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of OCC common stock held by MagiNet is freely tradable by MagiNet during such time, either because a registration settlement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. The Company estimated the fair value of its 7.5% minority interest in MagiNet at approximately $5.3 million, which resulted in a charge of approximately $4.8 million recorded in the fourth quarter of 2000. Upon completion of the settlement on March 1, 2001, an additional charge of $3.7 million recorded. This additional charge was the result of a change in the estimate of the amount of inter-company debt to be forgiven in connection with the settlement.

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

Item 2. Change in Securities

    Omitted pursuant to General Instruction H of Form 10-Q.

Item 3. Defaults Upon Senior Securities

    Omitted pursuant to General Instruction H of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

    Omitted pursuant to General Instruction H of Form 10-Q.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    (A) Exhibit

         None

    (B) Reports on Form 8-K:

        The Registrant filed with the Commission on January 24, 2001, a Form 8-K describing that (1) the Company had entered into an Ownership Interest Purchase Agreement with Liberty LiveWire Corporation to contribute the assets of Ascent Network Services (ANS) to Livewire Network Services, LLC (LNS) and subsequently, to sell a 1% ownership interest in LNS and
        (2) an Operating Agreement to appoint a subsidiary of LiveWire as the manager of LNS

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ascent Entertainment Group, Inc.

By:   /s/ Robert R. Bennett
      -------------------------------------
      Robert R. Bennett
      President and Chief Executive Officer

Date: June 6, 2001