Form 10-Q
period 2001-06-30
ASCENT ENTERTAINMENT GROUP INC
filed 2001-08-24
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from n/a to n/a

                                 ---------------

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

                              12300 Liberty Blvd.
                            Englewood, Colorado 80112
                     (Address of principal executive office)

                                 (720) 875-5400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No X(*)
                                      -----     -----

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001 was 1,000 shares.

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

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          JUNE 30,         DECEMBER 31,
                                                            2001              2000
                                                          ---------        ------------
                                                         (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                            $ 241,342         $ 309,488
     Receivables, net                                        37,623            38,275
     Prepaid expenses                                         2,715             2,132
     Other current assets                                        48               172
                                                          ---------         ---------
       Total current assets                                 281,728           350,067
                                                          ---------         ---------

Property and equipment, net                                 326,154           324,701
Goodwill, net                                                81,239            83,669
Other investments (Note 5)                                   25,148             1,563
Deferred income taxes                                        21,616            17,956
Other assets, net                                             7,688            12,880
                                                          ---------         ---------
Total Assets                                              $ 743,573         $ 790,836
                                                          =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                     $  44,372         $  41,783
     Payable to stockholder and other related
       parties, net                                          36,263            34,166
     Deferred income                                          1,208             1,271
     Other taxes payable                                      3,423             4,113
     Accrued compensation                                     8,656             9,386
     Other accrued liabilities                                9,398            17,601
     Current portion of capital lease obligations               704               705
                                                          ---------         ---------
       Total current liabilities                            104,024           109,025
                                                          ---------         ---------

Long-term debt (Note 7)                                     448,055           426,396
Obligations under capital leases and other
   long-term liabilities                                      2,150             1,656
                                                          ---------         ---------
Total liabilities                                           554,229           537,077
                                                          ---------         ---------

Minority interest                                            26,745            54,816
Commitments and contingencies (Notes 2 and 7)                    --                --

Stockholder's equity (Note 9):
     Preferred stock, par value $.01 per
       share, no shares authorized at December 31,
       2000 and at June 30, 2001                                 --                --
     Common stock, par value $.01 per share,
       50,000 shares authorized, and 1,000 shares
       issued and outstanding at December 31, 2000
       and June 30, 2001                                          1                 1


   Additional paid-in capital                               305,626           307,509
   Accumulated deficit                                     (143,028)         (108,567)
                                                          ---------         ---------
        Total stockholder's equity                          162,599           198,943
                                                          ---------         ---------
Total Liabilities and Stockholder's Equity                $ 743,573         $ 790,836
                                                          =========         =========

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                ---------------------------         ---------------------------
                                                  2001              2000              2001              2000
                                                ---------         ---------         ---------         ---------
Revenues                                        $  69,044         $  71,325         $ 136,689         $ 141,361
                                                ---------         ---------         ---------         ---------

Operating expenses:
     Cost of services                              62,302            49,582           118,228            98,481
     Depreciation and amortization                 20,903            23,190            43,082            43,880
     General and administrative                     7,951               939             8,233            17,768
                                                ---------         ---------         ---------         ---------
         Total operating expenses                  91,156            73,711           169,543           160,129
                                                ---------         ---------         ---------         ---------

Loss from continuing operations before
   interest, taxes and minority interest          (22,112)           (2,386)          (32,854)          (18,768)

Interest and other income, net                      2,055               641             2,599             1,531
Interest expense                                  (10,992)           (8,407)          (21,825)          (16,900)
                                                ---------         ---------         ---------         ---------

Loss from continuing operations before
   taxes and minority interest                    (31,049)          (10,152)          (52,080)          (34,137)

Income tax benefit (expense)                         (145)             (756)            1,350              (862)
Minority interest in loss of subsidiary,
   net of taxes                                     7,820             3,042            16,269             5,022
                                                ---------         ---------         ---------         ---------


Loss from continuing operations                   (23,374)           (7,866)          (34,461)          (29,977)

Income from discontinued operations, net
   taxes (Note 4)                                      --             6,643                --             3,631
                                                ---------         ---------         ---------         ---------

Net loss                                        $ (23,374)        $  (1,223)        $ (34,461)        $ (26,346)
                                                =========         =========         =========         =========

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                           2001              2000
                                                                        ---------         ---------
Operating activities:
     Net loss                                                           $ (34,461)        $ (26,346)
     Adjustments  to reconcile  net loss to net cash provided by
       (used in) continuing operations:
         Income from discontinued operations, net                              --            (3,631)
         Depreciation and amortization                                     43,082            43,880
         Minority interest in losses of subsidiary                        (16,269)           (5,022)
         Interest accretion on Senior Secured Notes                        10,658             9,283
         Changes in operating assets and liabilities                      (13,406)              (94)
                                                                        ---------         ---------


     Net cash used in operating activities of
        continuing operations                                             (10,396)           18,070
     Net cash used in discontinued operations                                  --           (12,863)
                                                                        ---------         ---------
     Net cash provided by (used in) operating activities                  (10,396)            5,207
                                                                        ---------         ---------

Investing activities:
     Purchase of property and equipment                                   (52,149)          (53,744)
     Investments in unconsolidated entities and notes                     (15,985)           (2,000)
                                                                        ---------         ---------
receivable

     Net cash used in investing activities                                (68,134)          (55,744)
                                                                        ---------         ---------

Financing activities:
     Proceeds from borrowings under OCC credit facility                    26,000            25,000
     Repayment of borrowing under OCC credit facility                     (15,000)               --
     Payments on obligations under capital lease                             (617)           (1,565)
                                                                        ---------         ---------
     Net cash provided by financing activities                             10,383            23,435
                                                                        ---------         ---------

Net decrease in cash and cash equivalents                                 (68,147)          (27,102)

Cash and cash equivalents, beginning of period                            309,488            60,349
                                                                        ---------         ---------

Cash and cash equivalents, end of period                                $ 241,341         $  33,247
                                                                        =========         =========

Supplemental cash flow information:
     Interest paid, net of interest capitalized                         $  10,643         $   6,633
                                                                        =========         =========

     Income taxes paid                                                  $      48         $     374
                                                                        =========         =========

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)
                                 (In thousands)

                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                              ---------------------------        -------------------------
                                                 2001             2000             2001             2000
                                               --------         --------         --------         --------
   Net loss                                    $(23,234)        $ (1,223)        $(34,461)        $(26,346)

   Other comprehensive loss, net of tax              --               --               --               --
                                               --------         --------         --------         --------

   Comprehensive loss                          $(23,374)        $ (1,223)        $(34,461)        $(26,346)
                                               ========         ========         ========         ========

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

2.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiaries, On Command Corporation ("OCC") and LiveWire Network Services, LLC ("LNS"). The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports-related businesses"), which the Company sold in July 2000 (see Note 4). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold in January 1999 and the remainder in July 2000.

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

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" which requires the use of the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. Management has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

4.   DISCONTINUED OPERATIONS

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

     The income from the Sports-related businesses, net of tax, for the three-month and six-month periods ending June 30, 2000 was as follows:

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 30, 2000      JUNE 30, 2000
                                                              ------------------   ----------------
            Revenues                                                $ 42,971          $117,052
                                                                    ========          ========

            Income from discontinued operations before taxes        $  6,643          $  3,631
            Income tax benefit                                            --                --
                                                                    --------          --------

            Income from discontinued operations                     $  6,643          $  3,631
                                                                    ========          ========

5.   OTHER INVESTMENTS

     On March 30, 2001, OCC completed a $20 million investment in convertible preferred stock of STSN, Inc. ("STSN"), a high-speed broadband Internet access provider for hotels. In connection with this investment, OCC advanced $15 million in cash and converted a $5 million Convertible Promissory Note in consideration for a 9.7% equity interest in STSN. OCC uses the cost method to account for this investment. Other strategic investors in STSN include Marriott International, Inc. ("Marriott"), a hotel company and major customer of OCC, and Siemens Corporation, a German corporation which, among many other things, manufactures electronic equipment and supplies. STSN has an exclusive contract with Marriott to provide its in-room services to Marriott hotels.

6.   ACQUISITIONS

     On February 28, 2001, pursuant to a stock purchase agreement between OCC and Hotel Digital Network, Inc. ("DMN"), for aggregate consideration of approximately $1.7 million (which consisted primarily of the conversion of a $1.4 million promissory note and accrued interest thereon), DMN issued to OCC common stock equal to 80% of the equity interests in DMN, on a fully diluted basis, and approximately 85% of the voting securities of DMN. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the fair market value of net tangible assets acquired was allocated to goodwill and is being amortized over five years. In addition, OCC has agreed to fund additional contributions up to $2.7 million towards future operations. The operating results of DMN are included in OCC's consolidated financial statements of operations from the date of acquisition.

7.   LONG-TERM DEBT

                                                           JUNE 30,      DECEMBER 31,
                                                             2001           2000
                                                           --------      ------------
                                                                (IN THOUSANDS)
            Senior Secured Discount Notes, 11.875%,
                due 2004, net of unamortized
                discount of $34,728 and $65,078            $189,922        $179,263
            OCC Revolving Credit Facility, variable
                rate, due 2005                              258,133         247,133
                                                           --------        --------
            Total Long Term Debt                           $448,055        $426,396
                                                           ========        ========

     Senior Secured Discount Notes ("Senior Notes") - As discussed in Note 6 to the Company's 2000 Consolidated Financial Statements, under the terms of the Senior Notes, to the extent that within one year of the sale of the Sports-related businesses (see Note 4), Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note Indenture, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value.

     Pursuant to the foregoing provision of the Senior Notes and effective July 30, 2001, the Company commenced an Offer to Purchase up to $124 million in accreted value of the Senior Notes. Under the Offer to Purchase, registered holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes on a pro rata basis up to $124 million in accreted value for a cash purchase price equal to 100% of the accreted value thereof on August 28, 2001, unless the Offer to Purchase is extended. The purchase price is $861.64 per $1,000 principal amount at maturity of the Senior Notes. The Offer to Purchase is not conditioned on any minimum principal amount of Senior Notes being tendered.

     OCC Credit Facilities - On July 18, 2000, OCC entered into a new credit agreement with a group of banks (the "OCC Credit facility"), that provided OCC with access to unsecured borrowings of up to $350.0 million for the next five years, with a maturity date in July 2005. Subsequently, on March 27, 2001, OCC and the banks amended the OCC Credit facility to decrease the maximum amount of borrowings under the Credit facility from $350.0 million to $320.0 million and increase the borrowing ratio from 3.5 to 4.25. At June 30, 2001, there was $61.9 million of available borrowings under the OCC Credit Facility, as amended, subject to certain covenant restrictions. In addition to the limitations on borrowings contained in the OCC Credit Facility, certain covenants contained in the Indenture for the Company's Senior Secured Discount Notes discussed above effectively prevent OCC's total indebtedness from exceeding an aggregate of $275 million so long as the Company's Senior Secured Discount Notes are outstanding.

     The OCC Credit facility, as amended, contains covenants that place certain limits on OCC's ability to pay dividends or make distributions on its equity, repurchase equity, merge or acquire another entity, incur debt or create liens on assets, among other things. OCC was in compliance with such covenants at June 30, 2001.

8.   CONTINGENCIES

     In September 1998, On Command Video Corporation ("OCV"), a subsidiary of OCC, filed suit against Maginet Corporation ("Maginet"), in the Superior State Court of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and Maginet was terminated by Maginet's material breach. Maginet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with Maginet. On January 4, 2001, OCC signed a settlement agreement with Maginet. In exchange for the (i) contribution of 100% of OCC's equity interest in its Asia-Pacific subsidiary, (ii) payment of $1.0 million in cash, and (iii) issuance of 275,000 shares of OCC's common stock, OCC received a 7.5% minority interest in Maginet. OCC also agreed that Maginet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause OCC to repurchase all, but not less than all, of the shares of OCC's common stock issued to Maginet at a price per share of $15.00. This obligation will terminate if OCC's common stock closes at or above $15.00 per share on any ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of OCC's common stock held by Maginet are freely tradable by Maginet during such time, either because a registration statement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. OCC estimated the fair value of its 7.5% minority interest at approximately $5.3 million, which resulted in a charge of approximately $4.8 million recorded in the fourth quarter of 2000, and an additional charge of $3.7 million recorded in the first quarter of 2001. This additional charge was the result of a change in the estimate of the amount of inter-company debt to be forgiven in connection with the settlement.

     The settlement agreement was finalized on March 1, 2001. As a result the results of operations of the Asia-Pacific subsidiary have been excluded from OCC's consolidated operating results since February 28, 2001.

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

9.   STOCKHOLDERS' EQUITY

Series B and C Preferred Stock

     Pursuant to Preferred Stock Agreements dated March 5, 2001 and April 23, 2001 between the Company and OCC, OCC sold 15,000 newly issued shares of its Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock"), and 10,000 shares of its Series C Cumulative Redeemable Preferred Stock (The "Series C Preferred Stock"), (collectively, the "Redeemable Preferred Stock"), for cash consideration of $15 million and $10 million, respectively.

     The liquidation preference (the "Liquidation Preference") of each share of the Redeemable Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Redeemable Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

     The holders of Redeemable Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock, and ratably on dividends to parity securities. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Liquidation Preference thereafter. Dividends accrue on the Series C Preferred Stock on a daily-basis at the rate of 12% per annum of the Liquidation Preference. Accrued dividends are payable monthly, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid.

     Upon any liquidation, dissolution or winding up of OCC, the holders of Redeemable Preferred Stock are entitled to receive, from the assets of OCC available for distribution to stockholders, an amount in cash per share equal to the Liquidation Preference of a share of Redeemable Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Redeemable Preferred Stock and the holders of any parity securities.

     Shares of Redeemable Preferred Stock are redeemable at the option of OCC at any time after the issuance date at a redemption price per share payable in cash equal to the Liquidation Preference of such share on the redemption date. Any redemptions by OCC are required to be made pro rata if less than all shares of Redeemable Preferred Stock are to be redeemed.

Series D Preferred Stock

     On June 29, 2001, pursuant to a Preferred Stock Agreement between the Company and Ascent (the "Series D Purchase Agreement"), the Company authorized for issuance 60,000 shares of its Cumulative Convertible Redeemable Preferred Stock, Series D, par value $.01 per share (the "Series D Preferred Stock") to Ascent in consideration of $60 million in cash. The Series D Purchase Agreement states that the shares are issuable in three sub-series, Series D-1, Series D-2, and Series D-3, each with an aggregate authorized amount of $20 million in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares will be issued after June 30, 2001 and on or before September 30, 2001, and the Series D-3 shares will be issued after September 30, 2001 and on or before December 31, 2001. Shares of Series D Preferred Stock are convertible on or after December 31, 2002 at the option of the holder, into the Company's common stock at a conversion price of $7.55 per share of common stock. On July 30, 2001, the Company gave notice to Ascent, in accordance with the Series D Purchase agreement, of its intention to sell, on August 2, 2001, 20,000 shares of Series D-2 Preferred Stock to Ascent for cash consideration of $20 million.

     The liquidation preference (the "Series D Liquidation Preference") of each share of Series D Preferred Stock as of any date of determination is equal to the sum of (a) the stated value per share of $1,000, plus (b) an amount equal to all dividends accrued on such shares that have been added to and remain a part of the Series C Liquidation Preference as of such date, plus (c) for purposes of the liquidation and redemption provisions of the Series D Preferred Stock, an amount equal to all unpaid dividends accrued on the sum of the amounts specified in clauses (a) and (b) above during the period from and including the immediately preceding dividend payment date to but excluding the date in question.

     The holders of the Series D Preferred Stock are entitled to receive cumulative dividends, when and as declared by the Company, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock and ratably to dividends to parity securities. Dividends accrue on each sub-series of the Series D Preferred Stock on a daily basis at the rate of 8% per annum of the Series D Liquidation Preference from and including the applicable issue date of such shares (the "Issue Date"). Accrued dividends are payable in cash quarterly on the last day of March, June, September and December, commencing, with respect to each outstanding share of a sub-series of Series D Preferred Stock, on the first date following the Issue Date of such share. Dividends not paid on any dividend payment date are added to the Series D Liquidation Preference until such dividends are paid.

     Upon any liquidation, dissolution or winding up of the Company, the holders of shares of Series D Preferred Stock are entitled to receive, from the assets of the Company available for distribution to stockholders, an amount in cash per share equal to the Series D Liquidation Preference of a share of Series D Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series D Preferred Stock and the holders of any parity securities.

     Shares of the Series D Preferred Stock are redeemable, at the option of the Company, between June 29, 2001 and December 31, 2002 at a redemption price per share payable in cash equal to the Series D Liquidation Preference. The Series D Preferred Stock is not redeemable during the period from December 31, 2002 to June 30, 2005. Thereafter, the shares are redeemable at the Series D Liquidation Preference plus the percentage set forth opposite the applicable redemption date.

                   Redemption Date               Percentage
            -----------------------------        ----------
            June 30, 2005 - June 29, 2006            4%
            June 30, 2006 - June 29, 2007            3%
            June 30, 2007 - June 29, 2008            2%
            June 30, 2008 - June 29, 2009            1%
            June 30, 2009 - thereafter               0%

10.  SEGMENT OPERATING RESULTS

     The Company classified its businesses into three reporting segments: multimedia distribution, network services and corporate. The multimedia distribution segment includes the video distribution and on-demand video entertainment services provided by OCC to the lodging industry. The network services segment includes the results of LNS and the video distribution services it provides to the NBC television network and other private networks. Results by segment are as follows:

                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                           ---------------------------         ---------------------------
                                             2001              2000              2001              2000
                                           ---------         ---------         ---------         ---------
                                                                 (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
INCOME STATEMENT DATA:
Revenues:
     Multimedia Distribution               $  63,338         $  65,769         $ 125,552         $ 130,733
     Network Services                          5,706             5,556            11,137            10,628
                                           ---------         ---------         ---------         ---------

         Total revenues                    $  69,044         $  71,325         $ 136,689         $ 141,361
                                           =========         =========         =========         =========

Operating income (loss):
     Multimedia Distribution(1)            $ (13,481)        $  (3,440)        $ (23,502)        $  (4,607)
     Network Services                           (165)            2,528               (90)            4,688
     Corporate                                (8,466)           (1,474)           (9,262)          (18,849)
                                           ---------         ---------         ---------         ---------

         Total operating loss              $ (22,112)        $  (2,386)        $ (32,854)        $ (18,768)
                                           =========         =========         =========         =========

OTHER DATA:

EBITDA(2):
     Multimedia Distribution               $   6,513         $  18,818         $  17,757         $  37,400
     Network Services                            230             2,925               705             5,481
     Corporate                                (7,952)             (939)           (8,234)          (17,769)
                                           ---------         ---------         ---------         ---------

         Total EBITDA                         (1,209)           20,804            10,228            25,112
                                           ---------         ---------         ---------         ---------

     Less reconciling item -
     depreciation and
     amortization                            (20,903)          (23,190)          (43,082)          (43,880)
                                           ---------         ---------         ---------         ---------

     Total operating loss                  $ (22,112)        $  (2,386)        $ (32,854)        $ (18,768)
                                           =========         =========         =========         =========

Capital Expenditures:
     Multimedia Distribution               $  36,709         $  33,581         $  51,225         $  53,212
     Network Services                            551               377               924               532
                                           ---------         ---------         ---------         ---------

         Total Capital Expenditures        $  37,260         $  33,958         $  52,149         $  53,744
                                           =========         =========         =========         =========

                                                 AS OF JUNE 30,
                                             ----------------------
                                              2001           2000
                                             -------        -------
Room Data (Relates only to Multimedia
   Distribution):
       Number of Guest-Pay rooms:
       On-Demand                             902,000        906,000
       Schedule only                          37,000         63,000
                                             -------        -------

         Total Guest-Pay rooms               939,000        969,000
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

11.  SIGNIFICANT CUSTOMER

     On March 21, 2001, OCC and Marriott (see Note 5) entered into a definitive agreement pursuant to which OCC will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

12.  RELOCATION AND RESTRUCTURING COSTS

     OCC is in the process of relocating its headquarter operations from San Jose, California, to Denver, Colorado. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by December, 2001. During the three months and six months ended June 30, 2001, $6.4 million and $9.7 million of relocation expenses have been recognized and recorded. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant operations expenses.

     On May 21, 2001, the compensation committee of OCC's board of directors approved a restructuring plan (the "Plan"), which effected approximately 50 employees. Severance costs associated with the Plan aggregated $1.7 million and were recognized during the three months ended June 30, 2001. Annual savings of salary and employee related costs from the restructuring are estimated to be approximately $5.4 million.

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

     Pursuant to the Operating Agreement of LNS (see Note 2), LiveWire assumed management responsibilities over LNS effective January 5, 2001 and, accordingly, receives $800,000 per month from the available cash of LNS as a guaranteed payment. While Ascent will continue to consolidate the operations of LNS up to and until LiveWire purchases the remaining 99% interest in LNS, it is anticipated that revenues and cash flows to be realized from the Network Services segment will decline substantially during 2001.

ANALYSIS OF OPERATIONS

     The Company's continuing operations are comprised of the results of On Command Corporation, LNS and the parent company, Ascent Entertainment Group, Inc. The Company's discontinued operations are comprised of the results of the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and the Arena Company which the Company sold on July 6, 2000 (see Note 4). In addition, discontinued operations include the results of the Company's former subsidiary, Beacon, in which a 90% interest was sold on January 20, 1999, and the remaining 10% on July 3, 2000.

Continuing Operations

     Revenues decreased $2.3 million and $4.7 million during the three and six months ended June 30, 2001 compared to the corresponding periods in 2000. These decreases are attributable to a $2.4 million and a $5.2 million decrease in revenues at OCC within the Multimedia Distribution segment and a $.1 million and a $.5 million increase in revenues at LNS which comprises the Network Services segment. The decrease in revenues at OCC is the result of a reduction in total rooms served by OCC and an overall decrease in occupancy rates in the hotel industry, offset by an increase in room revenue generated primarily from OCC's @Hotel TV internet and short video products. Total rooms served decreased from approximately 969,000 rooms as of June 30, 2000 to approximately 939,000 rooms as of June 30, 2001. The decrease is the result of the loss of approximately 35,000 rooms, related to OCC's Asia-Pacific operations, as part of the settlement agreement with Maginet (see Note 8). The increase in Network Services revenues is attributable to an increase in equipment sales to NBC affiliates and other private networks.

     Cost of services increased $12.7 million and $19.7 million during the three and six months ended June 30, 2001 compared to the corresponding periods in 2000. These increases in costs are due primarily to costs of $6.4 million and $9.7 million incurred for restructuring costs and the relocation of OCC from San Jose, California to Denver, Colorado, increased direct costs associated with the increase in other guest pay revenues at OCC (primarily, internet and game expenses), increased costs associated with providing "free-to-guest" programming to the hotels and an increase in other operating expenses, which is due to increases in administrative expenses at OCC, primarily legal and information technology. Cost of services at LNS increased by $2.8 million and $5.3 million. These increases are primarily attributable to incurrence of management fees payable to LiveWire as the manager of LNS per the Operating Agreement dated January 5, 2001 (see Note 2).

     Depreciation and amortization decreased $2.3 million and $0.8 million during the three and six months ended June 30, 2001 as compared to he corresponding periods in 2000. These decreases are due primarily to OCC's reduction in the depreciable base of video systems and property and equipment, resulting from the contribution of OCC's Asia-Pacific assets to Maginet, as well as an increase in the number of fully depreciated OCV and SpectraVision video systems.

     General and administrative expenses, which include only those costs incurred by the parent company increased $7.0 million and decreased $9.5 million during the three and six months ended June 30, 2001 as compared to the corresponding periods in 2000. The increase during the three months ended June 30, 2001 is due primarily to expense related to the purchase by the Company of outstanding shares of OCC owned by a former executive of OCC for $7 million more than the market value at the date of purchase. The decrease during the six months ended June 30, 2001 is due primarily to the costs relating to the Merger Agreement with Liberty. Specifically, in the first half of 2000, $8.5 million of expenses were recognized in connection with the Company's Merger Agreement with Liberty, primarily investment banker and legal costs, and an additional $3.0 million of costs were accrued in conjunction with the contemplated settlement of the Shareholder lawsuits. Also, in the first half of 2000, $3.6 million was incurred for the Company's stock appreciation rights due to increases in the Company's stock price. These decreases are offset by expense incurred during the first half of 2001 when the Company purchased the outstanding shares of OCC owned by a former executive of OCC for $7 million more than the market value at the date of purchase. In addition, expenses have also decreased in 2001 due to reductions in salaries and employee benefit costs at the parent company from a reduction in employees, reduced legal and professional service costs and various other cost containment efforts.

     Interest and other income increased $1.4 million and $1.1 million during the three and six months ended June 30, 2001 as compared to the corresponding period in 2000. The increase during the three months ended June 30, 2001 is due to an increase in interest income of $3.0 million from interest earned on the cash proceeds received from the sale of the Sports-related businesses offset by legal settlement and other expenses associated with the settlement of the Maginet litigation during the second quarter of 2001. The increase during the six months ended June 30, 2001 is due to an increase in interest income of $6.2 million from interest earned on the cash proceeds received from the sale of the Sports-related businesses offset by the impairment and settlement loss recognized on OCC's investment in MagiNet of $3.8 million during the first half of 2001 and the non-recurrence of a $1.8 million gain that the Company recognized from the sale of investment securities during the six month period ended June 30, 2000.

     Interest expense increased $2.6 million and $4.9 million during the three and six months ended June 30, 2001 as compared to the corresponding periods during 2001. This increase is attributable to additional borrowings incurred at OCC during 2001 offset by a decrease in the weighted average interest rate charged on such borrowings and additional borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's Senior Notes.

     The Company recorded an increase in income tax benefit from continuing operations of $611,000 and $2.3 million during the three and six months ended June 30, 2001 as compared to the corresponding periods in 2000, The Company's effective tax rate decreased due to the Company's ability to use tax benefits from its operating loss carryforwards when the Company became a member of Liberty's consolidated tax group. Prior to the Merger, the Company was unable to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

     Minority interest in loss of subsidiary reflects the losses attributable to the minority interest in the Company's 62.9% owned subsidiary, OCC.

Discontinued Operations

     The $6.6 million and $3.6 million income from discontinued operations, net of taxes, during the three and six months ended June 30, 2000 reflects the combined income from the Sports-related businesses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $68.1 million since December 31, 2000 to $241.3 million at June 30, 2001. The primary sources of cash during the first six months of 2001 were net bank borrowings at OCC of $11.0 million. Cash was expended for continuing operating activities of $10.4 million, OCC's $15.0 million investment in the convertible preferred stock of STSN, and the purchase of property and equipment at OCC. Specifically $51.2 million of capital expenditures were incurred at OCC to support continued hotel installations with the OCX and OCV systems, conversions of SpectraVision systems, increased inventory and other fixed asset purchases.

     Long-term debt totaled $448.1 million at June 30, 2001 as compared to $426.4 million at December 31, 2000. The increase in long-term debt is attributable to additional net bank borrowings of $11.0 million at OCC and the accretion of interest on the Company's Senior Notes.

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

     At June 30, 2001, OCC had $258.1 million outstanding under the OCC Credit Facility. OCC's ability to draw additional funds under this facility is limited by the total amount of borrowing permitted by the OCC Credit Facility and certain financial covenants contained in that facility. Subject to the discussion below, OCC could obtain an additional $61.9 million in long term financing under the OCC Credit Facility. In addition to the limitations on borrowing contained in the OCC Credit Facility, certain covenants in the Company's Senior Notes effectively prevent OCC's total indebtedness from exceeding an aggregate of $275.0 million so long as such notes are outstanding. At June 30, 2001, total borrowings under the revolving credit facility aggregated $258.1 million, therefore approximately $14.9 million in funds were available for borrowing under such facility.

     Based upon OCC's current projections of its sources and uses of cash, OCC anticipates it will use all of the remaining availability under the revolving credit facility and the proceeds from the issuance of its Series D Preferred Stock (see Note 9) by February 2002. Accordingly, it will be necessary for OCC to raise incremental capital through additional debt or equity financing in order to satisfy its operations and capital expenditures. However, there can be no assurance that OCC will be able to secure such additional financing on terms acceptable to OCC, or if available, that the proceeds from such financing would be sufficient to enable OCC to fund all of its requirements. In addition, while the Company's public indebtedness is outstanding, OCC will not be able to raise additional debt financing.

     Pursuant to the terms of the Senior Notes (see Note 6 of the Company's 2000 Consolidated Financial Statements), to the extent that within one year of the sale of the Sports-related businesses, Ascent does not use the net cash proceeds for certain permitted uses under the Senior Note Indenture including further equity investments in OCC, Ascent will be required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. Pursuant to the foregoing provision of the Senior Notes and effective July 30, 2001, the Company commenced an Offer to Purchase up to $124 million in accreted value of the Senior Notes. Under the Offer to Purchase, registered holders of the Senior Notes have the right to require the Company to repurchase the Senior Notes on a pro rata basis up to $124 million in accreted value for a cash purchase price equal to 100% of the accreted value thereof on August 28, 2001, unless the Offer to Purchase is extended. The purchase price is $861.64 per $1,000 principal amount at maturity of the Senior Notes. The Offer to Purchase is not conditioned on any minimum principal amount of Senior Notes being tendered. Management of the Company is exploring additional alternatives with respect to the repayment of the Senior Notes. However, the Company's cash and cash equivalents and any proceeds from the sale of the interest in LNS, in the event the Put Option or Call Option is exercised (see Note 2), should be adequate to satisfy all of the Company's obligations under the Senior Notes.

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

     The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At June 30, 2001, the weighted average interest rate on the Company's cash and cash equivalent balance of $234.7 million was 4.1% consisting of fixed rate short-term investments.

     The Company does have exposure to interest rate changes for portions of its debt obligations. No cash flow exposure exists on the Company's Senior Notes as they represent fixed-rate obligations. (See Note 5). However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios at OCC. At June 30, 2001, OCC had $258.1 million outstanding under the OCC Revolving Credit Facility, with a weighted average interest rate of approximately 6.01%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $1.3 million for the remaining six months of 2001.

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

Date: August 24, 2001