Form 10-Q
period 2001-09-30
ASCENT ENTERTAINMENT GROUP INC
filed 2001-11-19
CIK 1002666

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X(*)]

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2001 was 1,000 shares.

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

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2001            2000
                                                             -------------   ------------
                                                                    (In thousands)
ASSETS
Current Assets:
     Cash and cash equivalents                                 $ 252,375      $ 309,851
     Receivables, net                                             36,126         36,959
     Prepaid expenses                                              3,020          1,929
     Net assets of discontinued operations                            --          6,065
                                                               ---------      ---------
       Total current assets                                      291,521        354,804
                                                               ---------      ---------

Property and equipment, net                                      324,481        317,411
Goodwill, net                                                     80,028         83,669
Other investments (Note 5)                                        70,142          1,563
Deferred income taxes                                             23,587         17,956
Other assets, net                                                  7,306         13,013
                                                               ---------      ---------
Total Assets                                                   $ 797,065      $ 788,416
                                                               =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                          $  27,428      $  41,627
     Payable to stockholder and other related parties, net        45,982         34,166
     Other taxes payable                                           4,789          4,020
     Accrued compensation                                          5,765          8,940
     Other accrued liabilities                                     5,971         17,472
     Note payable (Note 5)                                        44,999             --
     Current portion of capital lease obligations                    704            704
                                                               ---------      ---------
       Total current liabilities                                 135,638        106,929
                                                               ---------      ---------

Long-term debt (Note 7)                                          470,174        426,396
Obligations under capital leases and other
   long-term liabilities                                           1,636          1,332
                                                               ---------      ---------
Total liabilities                                                607,448        534,657
                                                               ---------      ---------

Minority interest                                                 14,713         54,816
Commitments and contingencies (Note 8)                                --             --

Stockholder's equity (Note 9):
     Preferred stock, par value $.01 per
       share, no shares authorized at December 31, 2000
       and at June 30, 2001                                           --             --
     Common stock, par value $.01 per share,
       50,000 shares authorized, and 1,000 shares
       issued and outstanding at December 31, 2000 and
       September 30, 2001                                              1              1

   Additional paid-in capital                                    326,275        307,509
   Accumulated deficit                                          (151,372)      (108,567)
                                                               ---------      ---------
        Total stockholder's equity                               174,904        198,943
                                                               ---------      ---------
Total Liabilities and Stockholder's Equity                     $ 797,065      $ 788,416
                                                               =========      =========


See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                       2001                  2000                  2001                  2000
                                                     ---------             ----------            ---------             ---------
                                                                                   (In thousands)
Revenues                                             $  58,322             $  68,832             $ 183,874             $ 199,565
                                                     ---------             ---------             ---------             ---------

Operating expenses:
     Cost of services                                   45,341                51,310               153,136               144,643
     Depreciation and amortization                      21,208                21,835                63,496                64,922
     General and administrative                           (141)                  629                 8,092                18,397
                                                     ---------             ---------             ---------             ---------
         Total operating expenses                       66,408                73,774               224,724               227,962
                                                     ---------             ---------             ---------             ---------

Loss from continuing operations before
   interest, taxes and minority interest                (8,086)               (4,942)              (40,850)              (28,397)

Interest and other income, net                           2,365                 4,916                 4,964                 6,439
Interest expense                                       (10,304)              (10,070)              (32,129)              (26,968)
                                                     ---------             ---------             ---------             ---------

Loss from continuing operations before
   taxes and minority interest                         (16,025)              (10,096)              (68,015)              (48,926)

Income tax benefit                                       3,318                 3,921                 4,668                 4,124
Minority  interest in loss of subsidiary,
   net of taxes                                          4,631                 3,703                20,900                 8,725
                                                     ---------             ---------             ---------             ---------


Loss from continuing operations                         (8,076)               (2,472)              (42,447)              (36,077)

Income (loss) from discontinued
   operations, net taxes (Note 4)                         (268)                1,710                  (358)               10,591

Gain from sale of discontinued
   operations, net of taxes (Note 4)                        --               141,892                    --               140,270
                                                     ---------             ---------             ---------             ---------

Net income (loss)                                    $  (8,344)            $ 141,130             $ (42,805)            $ 114,784
                                                     =========             =========             =========             =========

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2001                  2000
                                                                            ---------             ---------
                                                                                     (In thousands)
Operating activities:
     Net income (loss)                                                      $ (42,805)            $ 114,784
     Adjustments  to  reconcile  net income  (loss) to net cash provided by (used in) continuing operations:
         (Income) loss from discontinued operations, net                          358               (10,591)
         Gain from sale of discontinued operations, net                            --              (140,270)
         Depreciation and amortization                                         63,496                64,922
         Minority interest in losses of subsidiary                            (20,900)               (8,725)
         Interest accretion on Senior Secured Notes                            16,278                14,285
         Changes in operating assets and liabilities                          (43,939)               (6,329)
                                                                            ---------             ---------


     Net cash provided by (used in) operating activities of
        continuing operations                                                 (27,512)               28,076
     Net cash provided by (used in) discontinued operations                     5,707                (5,903)
                                                                            ---------             ---------
     Net cash provided by (used in) operating activities                      (21,805)               22,173
                                                                            ---------             ---------

Investing activities:
     Proceeds from sale of Beacon Communications, LLC                              --                 2,111
     Proceeds from sale of Sports-related businesses                               --               267,661
     Proceeds from sale of Livewire Network Services                           31,738                    --
     Purchase of property and equipment                                       (78,122)              (83,593)
     Investments in unconsolidated entities and notes receivable              (15,980)               (3,000)
                                                                            ---------             ---------

     Net cash provided by (used in) investing activities                      (62,364)              183,179
                                                                            ---------             ---------

Financing activities:
     Proceeds from borrowings under OCC credit facility                        42,500               255,133
     Repayment of borrowing under OCC credit facility                         (15,000)             (210,000)
     Payments on obligations under capital lease                                 (807)               (2,049)
                                                                            ---------             ---------
Net cash provided by financing activities                                      26,693                43,084
                                                                            ---------             ---------

Net decrease in cash and cash equivalents                                     (57,476)              248,436

Cash and cash equivalents, beginning of period                                309,851                60,384
                                                                            ---------             ---------

Cash and cash equivalents, end of period                                    $ 252,375             $ 308,820
                                                                            =========             =========

Supplemental cash flow information:
     Interest paid, net of interest capitalized                             $  15,196             $   7,787
                                                                            =========             =========

     Income taxes paid                                                      $     742             $     356
                                                                            =========             =========

See accompanying notes to these unaudited consolidated financial statements.

                        ASCENT ENTERTAINMENT GROUP, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF LIBERTY MEDIA CORPORATION)

             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)


                                               THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                  2001                 2000                2001                 2000
                                                --------             --------            --------             --------
                                                                             (In thousands)
Net income (loss)                               $ (8,344)            $141,130            $(42,805)            $114,784

Other comprehensive loss, net of tax                  --                   --                  --                   --
                                                --------             --------            --------             --------

Comprehensive income (loss)                     $ (8,344)            $141,130            $(42,805)            $114,784
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

2. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Ascent and its majority-owned subsidiary, On Command Corporation ("OCC"). The Company's discontinued operations are comprised of the results of (1) the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports-related businesses"), which the Company sold in July 2000 (see Note 4); (2) the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold in January 1999 and the remainder in July 2000; and (3) the Company's former subsidiary Livewire Network Services, LLC ("LNS"), which was sold to Liberty Livewire Corporation (LiveWire), a majority-owned subsidiary of Liberty, on September 4, 2001. As of September 30, 2001, the Company, through OCC, is the leading provider (as measured by number of hotel rooms served) of in-room, on-demand video entertainment and information services to the lodging industry.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement also requires that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for periods beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on the company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes prior statements that address the disposal of a segment of a business, and eliminates the exception to consolidation for subsidiaries for which control is likely to be temporary. This statement retains the prior statements fundamental provisions for the recognition and measurement of impairment of long-lived assets to be held and used, as well as the measurement of long-lived assets to be disposed of by sale. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

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

      Livewire Network Services - LNS was formed on November 15, 2000 to acquire the assets of the Company's former Ascent Network Services ("ANS") division. On January 5, 2001, all of the assets used in connection with the ANS business were transferred to LNS, a wholly owned subsidiary of the Company. The Company transferred a

1% ownership interest in LNS to Liberty LiveWire Corporation (LiveWire), a majority-owned subsidiary of Liberty, in exchange for $300,000 in cash and the Company and LiveWire became parties to the Operating Agreement of LNS. Under the Purchase Agreement between the Company and LiveWire, the Company and LNS executed a Contribution and Assumption Agreement pursuant to which LNS assumed all liabilities, obligations and commitments of the Company relating to the ANS business, whether before or after January 5, 2001. On September 4, 2001, the Company transferred the remaining 99% ownership interest in LNS to Liberty LiveWire Corporate for $31,738,165. The excess of the cash received over the carrying amount of the LNS assets has been reflected as an increase to equity, net of related taxes, in the accompanying consolidated financial statements.

     Income from the Company's discontinued operations, net of taxes, is as follows (amounts in thousands):

     NINE MONTHS ENDED SEPTEMBER 30, 2001

                Sports-related
                 businesses           LNS                  Total
Revenue             $  --          $   14,558            $ 14,558
                    =====          ==========            ========
Net loss            $  --          $     (358)           $   (358)
                    =====          ==========            ========

     NINE MONTHS ENDED SEPTEMBER 30, 2000

                    Sports-related
                     businesses              LNS                Total
Revenue               $117,050            $ 16,353            $133,403
                      ========            ========            ========

Net income            $  3,631            $  6,960            $ 10,591
                      ========            ========            ========

5. OTHER INVESTMENTS

     On March 30, 2001, OCC completed a $20 million investment in convertible preferred stock of STSN, Inc. ("STSN"), a high-speed broadband Internet access provider for hotels. In connection with this investment, OCC advanced $15 million in cash and converted a $5 million Convertible Promissory Note in consideration for a 9.7% equity interest in STSN. OCC previously recorded the Convertible Promissory Note as a note receivable in the December 31, 2000 consolidated financial statement. OCC uses the cost method to account for this investment. Other strategic investors in STSN include Marriott International, Inc. ("Marriott"), a hotel company and major customer of OCC, and Siemens Corporation, a German corporation which, among many other things, manufactures electronic equipment and supplies. STSN has an exclusive contract with Marriott to provide its in-room services to Marriott hotels.

     During the third quarter of 2001 and pursuant to a Subscription Agreement, the Company purchased 9,000 shares of common stock of Sky Global Networks, Inc. ("SNG"), a subsidiary of The News Corporation Limited ("News Corp"). As consideration for such shares, the Company delivered to SGN a note payable in the amount of $45 million (the "SNG Note"). In connection with this purchase, the Company entered into a put right agreement with SGN and News Corp. This put right agreement gives the Company the right to put the shares of SNG back to SGN for $45 million in cash in the event certain specified events have not occurred by October 31, 2001 (the "Termination Date"). The specified events did not occur by the Termination Date, and the Company has notified SGN of its intent to exercise its put right. This transaction closed on November 13, 2001. On such date, the Company repaid the SGN Note, and immediately thereafter, SGN purchased the 9,000 SGN shares from the Company for $45 million.

6. ACQUISITIONS

     On February 28, 2001, pursuant to a stock purchase agreement between OCC and Hotel Digital Network, Inc. ("DMN"), for aggregate consideration of approximately $1.7 million (which consisted primarily of the conversion of a $1.4 million promissory note and accrued interest thereon), DMN issued to OCC common stock equal to 80% of the equity interests in DMN, on a fully diluted basis, and approximately 85% of the voting securities of DMN. OCC previously recorded the promissory note as a note receivable in the December 31, 2000 consolidated financial statement. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the excess purchase price over the fair market value of net tangible assets acquired was allocated to goodwill and is being amortized over five years. In addition, OCC has agreed to fund additional contributions up to $2.7 million towards future operations. The operating results of DMN are included in OCC's consolidated financial statements of operations from the date of acquisition.

7. LONG-TERM DEBT

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                           2001                2000
                                                       -------------       ------------
                                                                (IN THOUSANDS)
Senior Secured Discount Notes, 11.875%,
    due 2004, net of unamortized discount of
    $29,109 and $45,387                                  $195,541            $179,263
OCC Revolving Credit Facility, variable rate,
    due 2005                                              274,633             247,133
                                                         --------            --------
Total Long Term Debt                                     $470,174            $426,396
                                                         ========            ========

    Senior Secured Discount Notes ("Senior Notes") - As discussed in Note 6 to the Company's 2000 Consolidated Financial Statements, under the terms of the Senior Notes, to the extent that within one year of the sale of the Sports-related businesses (see Note 4), Ascent did not use the net cash proceeds for certain permitted uses under the Senior Note Indenture, Ascent was required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value.

     Pursuant to the foregoing provision of the Senior Notes and effective July 30, 2001, the Company commenced an Offer to Purchase up to $124 million in accreted value of the Senior Notes. Under the Offer to Purchase, registered holders of the Senior Notes had the right to require the Company to repurchase the Senior Notes on a pro rata basis up to $124 million in accreted value for a cash purchase price equal to 100% of the accreted value thereof on August 28, 2001. The purchase price was $861.64 per $1,000 principal amount at maturity of the Senior Notes. The Offer to Purchase was not conditioned on any minimum principal amount of Senior Notes being tendered. The Offer to Purchase expired on August 28, 2001, and no Senior Notes were tendered.

     OCC Credit Facilities - On March 27, 2001, OCC entered into an amendment to the Revolving Credit Facility. As amended, the Revolving Credit Facility provides for maximum commitments of up to $320 million, subject to OCC's compliance with certain financial covenants and other customary conditions. OCC entered into a second amendment on August 29, 2001, when the total commitments were further reduced from $320 million to $300 million. The Revolving Credit Facility matures in July 2005 and, subject to certain conditions, can be renewed for two additional years.

     Borrowings under the Revolving Credit Facility bear interest at the London Interbank Offering Rate plus a spread ranging from 1.10% to 2.25% depending on certain financial ratios of the Company. In addition, OCC must pay a facility fee ranging from 0.15% to 0.50% per annum on the daily amount of the outstanding commitments under the Revolving Credit Facility, payable in arrears and at maturity. The Revolving Credit Facility contains customary covenants, most notably the inclusion of restrictions on OCC's ability to pay dividends or make other distributions, as well as maintaining minimum leverage and interest coverage ratios. In addition to the limitations on borrowing contained in the Revolving Credit Facility, certain covenants in the public indebtedness of Ascent effectively prevent OCC's indebtedness under its Revolving Credit Facility from exceeding an aggregate of $275 million so long as such public indebtedness of Ascent is outstanding. OCC was in compliance with its bank covenants as of September 30, 2001.

8. CONTINGENCIES

     In September 1998, On Command Video Corporation ("OCV"), a subsidiary of OCC, filed suit against Maginet Corporation ("Maginet"), in the Superior State Court of California, County of Santa Clara Case No. CV776723, for past due royalties and for judicial declaration that the license agreement between OCV and Maginet was terminated by Maginet's material breach. Maginet counter-claimed against OCV, alleging that OCV breached the license agreement, and alleging various torts by OCV in its relationship with Maginet. On January 4, 2001, OCC signed a settlement agreement with Maginet. In exchange for the (i) contribution of 100% of OCC's equity interest in various Asia-Pacific subsidiaries, (ii) payment of $1.0 million in cash, and (iii) issuance of 275,000 shares of OCC's common stock, OCC received a 7.5% minority interest in Maginet. OCC also agreed that Maginet will have the option during the period of 15 days beginning on the second anniversary of the execution of the settlement agreement to cause OCC to repurchase all, but not less than all, of the shares of OCC's common stock issued to Maginet at a price per share of $15.00. This obligation will terminate if OCC's common stock closes at or above $15.00 per share on any ten consecutive trading days prior to the second anniversary of the execution of the settlement agreement and the shares of OCC's common stock held by Maginet are freely tradable by Maginet during such time, either because a registration statement covering those shares is effective or the shares are saleable pursuant to an exemption under the Securities Act. Due to the existence of the foregoing purchase price contingency, OCC has recorded the shares issued to Maginet at the specified amount of $15.00 per share. OCC estimated the fair value of its 7.5% minority interest at approximately $5.3 million, which resulted in a charge of approximately $4.8 million recorded in the fourth quarter of 2000, and an additional charge of $3.7 million recorded in the first quarter of 2001. This additional charge was the result of a change in the estimate of the amount of inter-company debt to be forgiven in connection with the settlement.

     The settlement agreement was finalized on March 1, 2001. As a result the results of operations of the Asia-Pacific subsidiaries have been excluded from OCC's consolidated operating results since February 28, 2001.

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

9. STOCKHOLDERS' EQUITY

Series B and C Preferred Stock

     Pursuant to Preferred Stock Agreements dated March 5, 2001 and April 23, 2001 between the Company and OCC, OCC sold 15,000 newly issued shares of its Series B Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and 10,000 shares of its Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (The "Series C Preferred Stock"), (collectively, the "Redeemable Preferred Stock"), for cash consideration of $15 million and $10 million, respectively.

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

     The holders of Redeemable Preferred Stock are entitled to receive cumulative dividends, when and as declared by OCC, in preference to dividends on junior securities, including the common stock and the Series A Preferred Stock, and ratably on dividends to parity securities. Dividends accrue on the Series B Preferred Stock on a daily basis at the rate of 8.5% per annum of the Liquidation Preference from and including March 5, 2001 to but excluding April 15, 2001 and at the rate of 12% per annum of the Liquidation Preference thereafter. Dividends accrue on the Series C Preferred Stock on a daily-basis at the rate of 12% per annum of the Liquidation Preference. Accrued dividends on the Series B Preferred Stock are payable monthly, in cash. Accrued dividends on the Series C

Preferred Stock are payable quarterly, in cash. Dividends not paid on any dividend payment date are added to the Liquidation Preference on such date and remain a part of the Liquidation Preference until such dividends are paid.

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

Series D Preferred Stock

     On June 29, 2001, pursuant to a Preferred Stock Agreement between the Company and OCC (the "Series D Purchase Agreement"), OCC authorized for issuance 60,000 shares of its Cumulative Convertible Redeemable Preferred Stock, Series D, par value $.01 per share (the "Series D Preferred Stock") to Ascent in consideration of $60 million in cash. The Series D Purchase Agreement states that the shares are issuable in three sub-series, Series D-1, Series D-2, and Series D-3, each with an aggregate authorized amount of $20 million in stated value. The Series D-1 shares were issued on June 29, 2001, the Series D-2 shares were issued after August 2, 2001, and the Series D-3 shares were issued on October 18, 2001. Shares of Series D Preferred Stock are convertible on or after December 31, 2002 at the option of the holder, into OCC's common stock at a conversion price of $7.55 per share of common stock.

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

     Upon any liquidation, dissolution or winding up of OCC, the holders of shares of Series D Preferred Stock are entitled to receive, from the assets of OCC available for distribution to stockholders, an amount in cash per share equal to the Series D Liquidation Preference of a share of Series D Preferred Stock, after payment is made on any senior securities and before any distribution or payment is made on any junior securities, which payment will be made ratably among the holders of Series D Preferred Stock and the holders of any parity securities.

     Shares of the Series D Preferred Stock are redeemable, at the option of OCC, between June 29, 2001 and December 31, 2002 at a redemption price per share payable in cash equal to the Series D Liquidation Preference. The Series D Preferred Stock is not redeemable during the period from December 31, 2002 to June 30, 2005. Thereafter, the shares are redeemable at the Series D Liquidation Preference plus the percentage set forth opposite the applicable redemption date.

        Redemption Date                       Percentage
-----------------------------                 ----------
June 30, 2005 - June 29, 2006                     4%
June 30, 2006 - June 29, 2007                     3%
June 30, 2007 - June 29, 2008                     2%
June 30, 2008 - June 29, 2009                     1%
June 30, 2009 - thereafter                        0%

10. SIGNIFICANT CUSTOMER

     On March 21, 2001, OCC and Marriott entered into a definitive agreement pursuant to which OCC will distribute its interactive television platform in approximately 165,000 U.S. and Canadian hotel rooms managed by Marriott and an additional approximately 135,000 U.S. and Canadian hotel rooms franchised by Marriott.

11. RELOCATION AND RESTRUCTURING COSTS

     OCC is in the process of relocating its headquarter operations from San Jose, California, to Denver, Colorado. It is estimated that most sales, marketing, field support, accounting, finance, and executive management will be transitioned to Denver by December 2001. During the three months and nine months ended September 30, 2001, $1.8 million and $13.3 million of relocation expenses have been recognized and recorded. The relocation expenses include severance, stay bonuses, search fees, contractors, travel and redundant operations expenses.

     On May 21, 2001, the compensation committee of OCC's board of directors approved a restructuring plan (the "Plan"), which effected approximately 50 employees. Severance costs associated with the Plan aggregated $1.7 million and were recognized during the nine months ended September 30, 2001. Annual savings of salary and employee related costs from the restructuring are estimated to be approximately $5.4 million.

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

ANALYSIS OF OPERATIONS

     The Company's continuing operations are comprised of the results of On Command Corporation and the parent company, Ascent Entertainment Group, Inc. The Company's discontinued operations are comprised of the results of (1) the Company's former entertainment segment, which included the Denver Nuggets, the Colorado Avalanche and Ascent Arena Company (the "Arena Company"), the owner and manager of the Pepsi Center, (collectively the "Sports-related businesses"), which the Company sold in July 2000 (see Note 4); (2) the Company's former subsidiary, Beacon Communications, LLC ("Beacon"), in which a 90% interest was sold in January 1999 and the remainder in July 2000; and (3) the Company's former subsidiary Livewire Network Services, LLC ("LNS"), which was sold to Liberty Livewire Corporation (LiveWire), a majority-owned subsidiary of Liberty, on September 4, 2001.

Continuing Operations

     OCC revenues decreased $10.5 million and $15.7 million during the three and nine months ended September 30, 2001 compared to the corresponding periods in 2000. These decreases are a result of a reduction in total rooms served by OCC and an overall decrease in occupancy rates in the hotel industry, offset by an increase in room revenue generated primarily from OCC's @Hotel TV internet and short video products. Total rooms served decreased from approximately 975,000 rooms as of September 30, 2000 to approximately 930,000 rooms as of September 30, 2001. The decrease is the result of the loss of approximately 35,000 rooms, related to OCC's Asia-Pacific operations, as part of the settlement agreement with Maginet (see Note 8).

     Cost of services decreased $6.0 million during the three months ended September 30, 2001 and increased $8.5 million during the nine months ended September 30, 2001 compared to the corresponding periods in 2000. The increase during the nine months ended September 30, 2001 is due primarily to costs of $11.6 million incurred for restructuring costs and the relocation of OCC from San Jose, California to Denver, Colorado. The decrease during the three and nine month periods ended September 30, 2001 is due to a decrease in direct costs associated with the revenues at OCC.

     General and administrative expenses, which include only those costs incurred by the parent company decreased $0.8 million and $10.3 million during the three and nine months ended September 30, 2001 as compared to the corresponding periods in 2000. The decrease is due primarily to the costs relating to the Merger Agreement with Liberty. Specifically, in the first nine months of 2000, $8.5 million of expenses were recognized in connection with the Company's Merger Agreement with Liberty, primarily investment banker and legal costs, and an additional $3.0 million of costs were accrued in conjunction with the contemplated settlement of the Shareholder lawsuits. Also, in the first nine months of 2000, $3.6 million was incurred for the Company's stock appreciation rights due to increases in the Company's stock price. These decreases are offset by expense incurred during the first nine months of 2001 when the Company purchased the outstanding shares of OCC owned by a former executive of OCC for $7 million more than the market value at the date of purchase. In addition, expenses have also decreased in 2001 due to reductions in salaries and employee benefit costs at the parent company from a reduction in employees, reduced legal and professional service costs and various other cost containment efforts.

     Interest and other income decreased $2.6 million and $1.5 million during the three and nine months ended September 30, 2001 as compared to the corresponding period in 2000. The decrease during the three months ended September 30, 2001 is due to a decrease in interest income of $2.3 million from interest earned on the cash proceeds received from the sale of the Sports-related businesses. The decrease during the nine months ended September 30, 2001 is due to the impairment and settlement loss recognized on OCC's investment in MagiNet of $3.8 million in 2001 and the non-recurrence of a $1.8 million gain that the Company recognized from the sale of investment securities during the nine month period ended September 30, 2000 offset by an increase in interest income of $3.6 million during the nine month period ended September 30, 2001 from interest earned on the cash proceeds received from the sale of the Sports-related businesses.

     Interest expense increased $0.2 million and $5.2 million during the three and nine months ended September 30, 2001 as compared to the corresponding periods during 2001. This increase is attributable to a decrease in the weighted average interest rate charged on such borrowings offset by an increase attributable to additional borrowing costs at Ascent, primarily those costs related to the interest accretion on the Company's Senior Notes, and additional borrowings incurred at OCC during 2001.

     The Company recorded a decrease in income tax benefit from continuing operations of $603,000 and an increase in income tax benefit of $544,000 during the three and nine months ended September 30, 2001 as compared to the corresponding periods in 2000, The Company's effective tax rate decreased due to the Company's ability to use tax benefits from its operating loss carryforwards when the Company became a member of Liberty's consolidated tax group. Prior to the Merger, the Company was unable to recognize tax benefits from its operating losses due to uncertainties regarding its ability to realize a portion of the benefits associated with future deductible temporary differences (deferred tax assets) and net operating loss carryforwards, prior to their expiration.

     Minority interest in loss of subsidiary reflects the losses attributable to the minority interest in the Company's 62.9% owned subsidiary, OCC.

Discontinued Operations

     The $0.3 million and $0.4 million loss form discontinued operations, net of taxes, during the three and nine months ended September 30, 2001 reflects the loss from LNS. The $1.7 million and $10.6 million income from discontinued operations, net of taxes, during the three and nine months ended September 30, 2000 reflects the combined income from the Sports-related businesses and LNS.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $57.5 million since December 31, 2000 to $252.4 million at September 30, 2001. The primary sources of cash during the first nine months of 2001 were net bank borrowings at OCC of $27.5 million and proceeds of $31.7 from the sale of LNS. Cash was expended for continuing operating activities of $27.5 million, OCC's $15.0 million investment in the convertible preferred stock of STSN, and the purchase of property and equipment at OCC. Specifically $78.1 million of capital expenditures were incurred at OCC to support continued hotel installations with the OCX and OCV systems, conversions of SpectraVision systems, increased inventory and other fixed asset purchases.

     Long-term debt totaled $470.2 million at September 30, 2001 as compared to $426.4 million at December 31, 2000. The increase in long-term debt is attributable to additional net bank borrowings of $27.5 million at OCC and the accretion of interest on the Company's Senior Notes.

     The Company's cash requirements during the remainder of 2001 are expected to include (i) the continuing conversion and installation by OCC of on-demand in-room video entertainment systems and internal fixed asset purchases, (ii) funding the operating requirements of Ascent and OCC, including additional OCC relocation costs, (iii) the payment of interest under the OCC Credit Facility, as amended, and (iv) funding of additional strategic investments, if any, made by OCC.

     At September 30, 2001, OCC had $274.6 million outstanding under the OCC Credit Facility. OCC's ability to draw additional funds under this facility is limited by the total amount of borrowing permitted by the OCC Credit Facility and certain financial covenants contained in that facility. Subject to the discussion below, OCC could obtain an additional $25.4 million in long term financing under the OCC Credit Facility. In addition to the limitations on borrowing contained in the OCC Credit Facility, certain covenants in the Company's Senior Notes effectively prevent OCC's total indebtedness from exceeding an aggregate of $275.0 million so long as such notes are outstanding.

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

     Pursuant to the terms of the Senior Notes (see Note 6 of the Company's 2000 Consolidated Financial Statements), to the extent that within one year of the sale of the Sports-related businesses, Ascent did not use the net cash proceeds for certain permitted uses under the Senior Note Indenture including further equity investments in OCC, Ascent was required to use all remaining proceeds to offer to repurchase the Senior Notes at 100% of their accreted value. Pursuant to the foregoing provision of the Senior Notes and effective July 30, 2001, the Company commenced an Offer to Purchase up to $124 million in accreted value of the Senior Notes. Under the Offer to Purchase, registered holders of the Senior Notes had the right to require the Company to repurchase the Senior Notes on a pro rata basis up to $124 million in accreted value for a cash purchase price equal to 100% of the accreted value thereof on August 28, 2001. The Offer to Purchase expired on August 28, 2001, and no Senior Notes were tendered. Management of the Company is exploring additional alternatives with respect to the repayment of the Senior Notes. However, the Company's cash and cash equivalents should be adequate to satisfy all of the Company's obligations under the Senior Notes.

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

     The Company mitigates default risk by investing in only the safest and highest credit quality securities. The portfolio includes only short-term investment securities with active secondary or resale markets to ensure portfolio liquidity. At September 30, 2001, the weighted average interest rate on the Company's cash and cash equivalent balance of $252.4 million was 3.0% consisting of fixed rate short-term investments.

     The Company does have exposure to interest rate changes for portions of its debt obligations. No cash flow exposure exists on the Company's Senior Notes as they represent fixed-rate obligations. (See Note 5). However, revolving loans extended under the OCC Credit Facility generally bear an interest rate that is variable and based on the London Interbank Offering Rate ("LIBOR") and on certain operating ratios at OCC. At September 30, 2001, OCC had $274.6 million outstanding under the OCC Revolving Credit Facility, with a weighted average interest rate of approximately 5.35%. Assuming no increase or decrease in the amount outstanding, a hypothetical immediate 100 basis point increase (or decrease) in interest rates would have increased (or decreased) the Company's annual interest expense and cash outflow by $2.7 million.

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

     None

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

                                       Ascent Entertainment Group, Inc.



Date: November 19, 2001                By: /s/ Robert R. Bennett
                                           -------------------------------------
                                           Robert R. Bennett
                                           President and Chief Executive Officer